Form 10-Q
period 2014-03-31
Heyu Leisure Holidays Corp
filed 2014-08-08
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number                              000-55068

HEYU LEISURE HOLIDAYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-3601223
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 56 Halaman Bukit Gambir

Sunway Bukit Gambier

11700 Gelugor, Penang, Malaysia

(Address of principal executive offices) (zip code)

(+6) 012-470-5688

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014

Common Stock, par value $0.0001	1,000,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended March 31, 2014

HEYU LEISURE HOLIDAYS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets
Cash	$—	$2,000

Total assets	—	2,000
LIABILITIES AND STOCKHOLDERS' EQUITY

Related party payable	$15,600	$—
Accrued liabilities	—	1,150

Total liabilities	15,600	1,150

Stockholders' equity/ (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,000,000 and 20,000,000 shares issued and outstanding as of March 31,2014 and December 31, 2013, respectively.	100	2,000

Additional paid-in capital	1,307	257
Accumulated deficit	(17,007)	(1,407)
Total stockholders' equity/ (deficit)	(15,600)	850

Total liabilities and stockholders' Equity/ (deficit)	$—	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations
(Unaudited)

		For the period from
	For the three	July 2, 2013
	months ended	(Inception) to
	March 31, 2014	March 31, 2014

Revenue	$—	$—

Operating expenses	15,600	17,007
Loss before income tax	(15,600)	(17,007)

Income tax	—	—

Net loss	$(15,600)	$(17,007)

Loss per share - basic and diluted	$(0.02)

Weighted average shares-basic and diluted	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Cash Flows
(Unaudited)

		For the Period
	For the three	from July 2, 2013
	months ended	(Inception) to
	March 31, 2014	March 31, 2014

OPERATING ACTIVITIES

Net loss	$(15,600)	$(16,350)
Changes in Operating Assets and

Accrued liabilities	(1,150)	(400)

Net cash used in operating activities	(16,750)	(16,750)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	100	100
Due to related party	15,600	15,600
Redemption of common stock	(2,000)	(2,000)

Proceeds from stockholders' additional paid-in capital	1,050	1,050

Net cash provided by financing activities	14,750	14,750

Net change in cash	(2,000)	(2,000)

Cash, beginning of period	2,000	2,000

Cash, end of period	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Noted to Condensed Financial Statements
(Unaudited)

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Heyu Leisure Holidays Corporation ("Heyu" or "the Company") was incorporated on July 9, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Heyu Leisure Holidays Corporation. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2014.

HEYU LEISURE HOLIDAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
(Unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2014, there are no outstanding dilutive securities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended March 31, 2014. The Company had negative working capital of $15,600 and an accumulated deficit of $17,007 as of March 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

HEYU LEISURE HOLIDAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
(Unaudited)

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

HEYU LEISURE HOLIDAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4	STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2014, 1,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2013, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

NOTE 5 — CHANGE IN CONTROL

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

Ban Siong Ang was named as the sole director of the Company and serves as its Chief Executive Officer. On January 14, 2014, the Company issued 1,000,000 shares of its common stock at par representing 100% of the then total outstanding 1,000,000 shares of common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heyu Leisure Holidays Corporation (the "Company") was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

The Company has no employees.

The Company entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

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

The Company has no employees and only one director who also serve as the Company's sole officer.

Business

The Company was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

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

If and when the Company chooses to enter into a business combination with such private company or another, it will likely file a registration statement after such business combination is effective.

The Company may develop its operations by marketing and internal growth and/or by effecting a business combination with an operating company in the field. The Company anticipates that if it enters such a business combination it would likely take the form of a merger. It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect any business combination.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of March 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception.

At March 31, 2014, the Company had sustained a net loss of $__15,600_ and had an accumulated deficit of $__17,007.

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

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
-	Information not required to be filed by Smaller reporting companies.

ITEM 4.	Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

Although the Company has effected a change in control, the Company remains, as it was previously, a development stage company under the direct control of its officers. There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as follows:

On July 9, 2013 the Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

James Cassidy	10,000,000	$1,000
	(10,000,000 redeemed on March 13, 2014)

James McKillop	10,000,000	$1,000
	(10,000,000 redeemed on March 13, 2014)

January 14, 2014, The Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

Ban Siong Ang	1,000,000	$100

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable.
(b)	Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEYU LEISURE HOLIDAYS CORPORATION

By:	/s/ Ban Siong Ang
Chief Executive Officer
Chief Financial Officer

Dated:   August 7, 2014

