Form 10-Q
period 2014-06-30
Heyu Leisure Holidays Corp
filed 2014-09-10
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014

Common Stock, par value $0.0001	1,000,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended June 30, 2014

FINANCIAL INFORMATION	Page

Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3

Condensed Statements of Operations for the Six Months Ended June 30, 2014 and for the Period from July 2, 2013 (Inception) to June 30, 2014 (unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and for the Period from July 2, 2013 (Inception) to December 31, 2014 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6 - 9

HEYU LEISURE HOLIDAYS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$—	$2,000

Total assets	—	2,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Related party payable	$15,600	$—
Accrued liabilities	5,200	1,150

Total liabilities	20,800	1,150

Stockholders' equity/ (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value,
100,000,000 shares authorized; 1,000,000 and 20,000,000 shares issued and outstanding as of June 30,2014 and
December 31, 2013, respectively.	100	2,000

Additional paid-in capital	1,307	257
Accumulated deficit	(22,207)	(1,407)
Total stockholders' (deficit)/ equity	(20,800)	850
Total liabilities and stockholders'
Equity	$—	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations

(Unaudited)

		For the period from
	For the six	July 2, 2013
	months ended	(Inception) to
	June 30, 2014	June 30, 2014

Revenue	$—	$—

Operating expenses	20,800	22,207
Loss before income tax	(20,800)	(22,207)
Income tax	—	—

Net loss	$(20,800)	$(22,207)

Loss per share - basic and diluted	$(0.02)

Weighted average shares-basic and diluted	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Cash Flows

(Unaudited)

		For the Period
	For the six	from July 2, 2013
	months ended	(Inception) to
	June 30, 2014	June 30, 2014

OPERATING ACTIVITIES

Net loss	$(20,800)	$(22,207)
Changes in Operating Assets and
Accrued liabilities	4,050	5,457

Net cash used in operating activities	(16,750)	(16,750)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	100	100
Due to related party	15,600	15,600
Redemption of common stock	(2,000)	(2,000)

Proceeds from stockholders' additional
paid-in capital	1,050	1,050
Net cash provided by financing activities	14,750	14,750

Net decrease in cash	(2,000)	(2,000)

Cash, beginning of period	2,000	2,000

Cash, end of period	$—	$—

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2014.

HEYU LEISURE HOLIDAYS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

(Unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014, there are no outstanding dilutive securities.

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

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2014. The Company had negative working capital of $20,800 and an accumulated deficit of $22,207 as of June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Not Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our condensed financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future condensed financial statements.

HEYU LEISURE HOLIDAYS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2014, 1,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2013, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

NOTE 5	-- CHANGE IN CONTROL

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

As of June 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception.

At June 30, 2014, the Company had sustained a net loss of $_20,800_ and had an accumulated deficit of $_22,207.

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

PART II -- OTHER INFORMATION

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

Dated: September 10, 2014

