Form 10-Q
period 2014-09-30
Heyu Leisure Holidays Corp
filed 2014-11-04
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number                   000-55068

HEYU LEISURE HOLIDAYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-3601223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014

Common Stock, par value $0.0001	60,000,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended September 30, 2014

FINANCIAL INFORMATION	Page

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	2

Statements of Operations for the Three Months and Nine Months Ended September 30, 2014 (unaudited) and for the Period from July 2, 2013 (Inception) to September 30, 2013	3

Statements of Cash Flows for the Nine Months Ended September 30, 2014 (unaudited) and for the Period from July 2, 2013 (Inception) to September 30, 2013	4

Notes to Financial Statements (unaudited)	5 - 10

HEYU LEISURE HOLIDAYS CORPORATION

 Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets
Cash	$5,900	$2,000

Total assets	5,900	2,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Related party payable	$20,800	$—
Accrued liabilities	5,225	1,150

Total liabilities	26,025	1,150

Stockholders' equity/ (deficit) Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,000,000 and 20,000,000 shares issued and outstanding as of September 30,2014 and December 31, 2013, respectively.	6,000	2,000

Additional paid-in capital	1,307	257
Accumulated deficit	(27,432)	(1,407)
Total stockholders' (deficit)/ equity	(20,125)	850

Total liabilities and stockholders' Equity	$5,900	$2,000

The accompanying notes are an integral part of these condensed financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from July 2, 2013 (Inception) to September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-
Operating expenses	5,225	1,407	26,025	1,407
Loss before income tax	(5,225)	(1,407)	(26,025)	(1,407)

Income tax	-	-	-	-
Net loss	$(5,225)	$(1,407)	$(26,025)	$(1,407)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	35,362,637	20,000,000	13,428,571	20,000,000

The accompanying notes are an integral part of these condensed financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Statement of Cash Flows

(Unaudited)

		For the Period
	For the nine	from July 2, 2013
	months ended	(Inception) to
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES

Net loss	$(26,025)	$(1,407)
Changes in Operating Assets and Accrued liabilities	4,075	1,150

Net cash (used in)/ generated from operating activities	(21,950)	(257)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	6,000	-
Due to related party	20,800	-
Redemption of common stock	(2,000)	-

Proceeds from stockholders' additional contribution	1,050	257

Net cash provided by financing activities	25,850	257

Net increase/(decrease) in cash	3,900	-

Cash, beginning of period	2,000	2,000

Cash, end of period	$5,900	$2,000

The accompanying notes are an integral part of these condensed financial statements

HEYU LEISURE HOLIDAYS CORPORATION

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2014 and December 31, 2013 respectively.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2014 and December 31, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2014. The Company had negative working capital of $20,125 and an accumulated deficit of $27,432 as of September 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

HEYU LEISURE HOLIDAYS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - STOCKHOLDER'S EQUITY

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

Ban Siong Ang was named as Sole Director of the Company and serves as its Chief Executive Officer. On January 14, 2014, the Company issued 1,000,000 shares of its common stock at par representing 100% of the then total outstanding 1,000,000 shares of common stock.

On August 8, 2014, the Company issued additional 59,000,000 shares of its common stock at par value for an aggregated amount of $5,900 in cash. Accordingly, the total outstanding of common stock is 60,000,000 shares as at 30 September 2014. These securities cannot be sold, transferred or otherwise disposed of by any investor to any other person or entity unless subsequently registered under the Securities Act of 1933, as amended, and under applicable law of the state or jurisdiction where sold, transferred or disposed of, unless such sale, transfer or disposition shall qualify under an allowed exemption to such registeration.

Hung Seng Tan is appointed as the Executive Director and Guan Chuan Tan is appointed as the Director of the Company during the period. Ban Siong Ang is appointed as Managing Director and serves as Chief Executive Officer subsequent to the appointment of new Directors.

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

Ban Siong Ang was named as the director of the Company and serves as its Chief Executive Officer.

On January 14, the Company issued 1,000,000 shares of its common stock at par representing 100% of the then total outstanding 1,000,000 shares of common stock.

On August 8, 2014, the Company issued additional 59,000,000 shares of its common stock at par. Accordingly, the total outstanding of common stock is 60,000,000 shares as at 30 September 2014.

Hung Seng Tan is appointed as the Executive Director and Guan Chuan Tan is appointed as the Director of the Company during the period. Ban Siong Ang is appointed as Managing Director and serves as Chief Executive Officer subsequent to the appointment of new Directors.

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

In August 2014, the Company is in the midst of acquiring a holding company in Hong Kong, namely Heyu Capital Limited (“HCL”) and its subsidiaries in China. The acquisition is expected to complete by end of 2014, which will file a Form 8-k upon the completion of acquisition.

As of September 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception.

At September 30, 2014, the Company had sustained a net loss of $26,025 and had an accumulated deficit of $27,432.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as follows:

On July 9, 2013 the Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

James Cassidy	10,000,000	$1,000
	(10,000,000 redeemed on March 13, 2014)

James McKillop	10,000,000	$1,000
	(10,000,000 redeemed on March 13, 2014)

January 14, 2014, The Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

Ban Siong Ang	1,000,000	$100

On August 8, 2014, The Company issued additional 59,000,000 shares of its common stock as follow:

Name	Number of Shares	Consideration

Ban Siong Ang	45,388,604	$4,538
Tiang Lee Ng	4,272,419	$427
Boon Hong Haw	2,000,000	$200
Hung Seng Tan	1,484,423	$149
Teik Kui Ang	651,854	$65
Xiu Mei Zheng	525,355	$53
Bing Ren Zhong	408,387	$41
Kwee Huwa Tan	349,550	$35
Tek Mun Chin	340,000	$34
Guan Chuan Tan	300,000	$30
ShuHui Dai	257,416	$26
Hooi Pheng Ang	254,569	$26
TaoYing Yang	241,098	$24
XiuHua Xian	200,000	$20
ZhenYu Zeng	180,354	$20
MeiJiao Xu	166,354	$17
XiaoDi Rao	153,709	$15
MeiMei Weng	147,355	$15
WenJin Zhong	121,354	$12
MeiYun Zhong	119,064	$12
Xin Chen	109,354	$11
ShuYing Wang	105,354	$11
Swiss Teo Swee Kiong	103,064	$10
DeZhao Zhang	100,000	$10
Lee Hiang Tan	97,355	$10
Hup Teong Tan	90,000	$9
Xing En Zhong	84,710	$9
HaiBin Gao	80,000	$8
Lan Tan	78,209	$8
Kean Heong Wong	76,203	$8
EnYu Lin	70,000	$7
XieMing Fan	66,000	$7
XingHua Zhong	65,032	$7
JianShu Huang	60,000	$6
Wee Lee Sim	60,000	$6
Hang Kiang Tan	60,000	$6
ZhuEn Xu	50,000	$5
QingQiang Li	42,854	$4
FenJin Lin	40,000	$4

Total	59,000,000	$5,900

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

HEYU LEISURE HOLIDAYS CORPORATION

By:	/s/ Ban Siong Ang
Chief Executive Officer

By:	/s/ Keith Che
Chief Financial Officer

Dated: November 4, 2014

