Form 10-K
period 2014-12-31
Heyu Leisure Holidays Corp
filed 2015-03-26
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

Westwood Business Center

611 South Main Street

Grapevine, Texas 76051

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (+86) 592 504 9622

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes  ☐ No

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

☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at
March 26, 2015

Common Stock, par value $0.0001	60,000,000
Documents incorporated by reference:	None

PART I

Item 1.	Business

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

On January 13, 2014, the Company redeemed an aggregate of 20,000,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $2,000.

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Neither Messrs. Cassidy nor McKillop retain any shares of the Company's common stock.

Ban Siong Ang was named as the sole director of the Company and serves as its Chief Executive Officer and interim Chief Financial Officer.

On January 14, 2014 the Company issued 1,000,000 shares of its common stock at par of $0.0001 representing 100% of the then total outstanding 1,000,000 shares of common stock.

The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

On August 8, 2014, the Company issued additional 59,000,000 shares of its common stock at par of $0.0001. Accordingly, the total outstanding of common stock is 60,000,000 shares as at December 31, 2014. Hung Seng Tan is appointed as the Executive Director and Guan Chuan Tan is appointed as the Director of the Company during the year. Ban Siong Ang is appointed as Managing Director and serves as Chief Executive Officer subsequent to the new appointment of Directors.

SUBSEQUENT EVENT

On February 9, 2015, Heyu Leisure Holidays Corporations (“the Registrant”), completed the acquisition of Heyu Capital Ltd (“Heyu Capital”), a limited company formed under the law of Hong Kong, in a stock for stock transaction (“the acquisition”). The purpose of the Acquisition was to facilitate and prepare the registrant for a registration statement an Public offering of Securities.

The acquisition was effectuated by the registrant through the exchange of 40,000,000 Shares of Common Stock of Heyu Capital for 1,000 Shares of Common Stock of the registrant. As a result of Acquisition, all of the outstanding shares of Common Stock of Heyu Capital were exchanged for, and converted into, 1,000 Shares of Common Stock of the Registrant. Hence, the registrant issuance a total of 1,000 Shares of Common Stock of the Registrant in the Acquisition.

Heyu Capital was incorporated June 27, 2013 under the laws of Hong Kong.

On December 18, 2013, Heyu Capital registered 100% equity interest in Xiamen Heyu, but not yet contributes any capital into Xiamen Heyu as of December 31, 2013. Heyu Capital contribute capital of $966,130 in Xiamen Heyu as of December 31, 2014. Since its inception, Xiamen Heyu Hotel Management Ltd has focused on marketing and negotiations to manage and operate hotels in China.

On January 25, 2014, Xiamen Heyu entered into a Share Transfer Agreement with existing shareholders of Xiamen Wujiaer Hotel Ltd with a consideration of $622,379 (approximately 3,800,000 in RMB) in cash for the acquisition.

As a result of Acquisition, each of Heyu Capital, Xiamen Heyu and Xiamen Wujiaer become wholly owned subsidiaries of the Registrant as follow:

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

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $41,085 and had an accumulated deficit of $45,492.

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

Since inception, the Company has sold securities which were not registered as follows:

		NUMBER OF
DATE	NAME	SHARES	CONSIDERATION

July 9, 2013	James Cassidy	10,000,000	$1,000
		(10,000,000 redeemed 1/13/2014)

July 9, 2013	James McKillop	10,000,000	$1,000
		(10,000,000 redeemed 1/13/2014)

January 14, 2014	Ban Siong Ang	1,000,000	$100

August 8, 2014	Ban Siong Ang	46,388,604	$4,538
	Hooi Pheng Ang	254,569	$26
	Teik Kui Ang	651,854	$65
	Xin Chen	109,354	$11
	Tek Mun Chin	340,000	$34
	ShuHui Dai	257,416	$26
	XieMing Fan	66,000	$7
	HaiBin Gao	80,000	$8
	Boon Hong Haw	2,000,000	$200
	JianShu Huang	60,000	$6
	QingQiang Li	42,854	$4
	EnYu Lin	70,000	$7
	FenJin Lin	40,000	$4
	Tiang Lee Ng	4,272,419	$427
	Wee Lee Sim	60,000	$6
	Swiss Teo Swee Kiong	103,064	$10
	Guan Chuan Tan	300,000	$30
	Hang Kiang Tan	60,000	$6
	Hung Seng Tan	1,484,423	$149
	Hup Teong Tan	90,000	$9
	Kwee Huwa Tan	349,550	$35
	Lan Tan	78,209	$8
	Lee Hiang Tan	97,355	$10
	XiaoDi Rao	153,709	$15
	ShuYing Wang	105,354	$11
	MeiMei Weng	147,355	$15
	Kean Heong Wong	76,203	$8
	XiuHua Xian	200,000	$20
	MeiJiao Xu	166,354	$17
	ZhuEn Xu	50,000	$5
	TaoYing Yang	241,098	$24
	ZhenYu Zeng	180,354	$20
	DeZhao Zhang	100,000	$10
	XiuMei Zheng	525,355	$53
	BingRen Zhong	408,387	$41
	MeiYun Zhong	119,064	$12
	WenJin Zhong	121,354	$12
	XingEn Zhong	84,710	$9
	XingHua Zhong	65,032	$7

Item 6.	Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations until acquisition. At December 31, 2014, the Company had sustained a net loss of $41,805 and had an accumulated deficit of $45,492.

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

2014 Year-End Analysis

The Company has received no income, has had minimum operations and expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements until its acquisition.

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations until acquisition. At December 31, 2014, the Company had sustained a net loss of $41,805 and had an accumulated deficit of $45,492.

Item 8.	Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2014 are attached hereto.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Age	Position	Year Commenced

Boon Hong Haw	46	Chairman of the Board	2014

Ban Siong Ang	40	CEO, and Group Managing Director	2014

Hung Seng Tan	53	Executive Director	2014

Guan Chuan Tan	48	Director	2014

Kean Tat Che	32	CFO	2014

Timi Ecimovic	73	Non-executive Director	2014

Mei Yun Zhong	39	Non-executive Director	2014

Stephan Truly Busch	65	Non-executive Director	2014

Kwee Huwa Tan	50	Non-executive Director	2014

Shanmuga Ratnam	58	Independent Non-executive Director	2014

M. Shahid Siddiqi	72	Independent Non-executive Director	2014

Hakikur Rahman	57	Independent Non-executive Director	2014

Lay Hoon Ong	42	Independent Non-executive Director	2014

Management of the Company

On January 24, 2014 James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company.

Ban Siong Ang was named as the sole director of the Company and appointed its Chief Executive Officer and Chief Financial Officer.

On August 8, 2014, Hung Seng Tan is appointed as Executive Director and Guan Chuan Tan is appointed as the Director of the company during the year. Ban Siong Ang is appointed as Managing Director and serves as Chief Executive Officer subsequent to the appointment of new Directors.

In 2014, Boon Hong How was appointed as the Chairman of Board of Director. Timi Ecimovic, Mei Yun Zhong, Stephan Truly Busch and Kwee Huwa Tan were appointed as Non-executive Director. Shanmuga Ratnam, M. Shahid Siddiqi, Hakikur Rahman and Lay Hoon Ong were appointed as Independent non-executive Director of the Company.

On October 16, 2014, Kean Tat Che was appointed as Chief Financial Officer subsequent to the appointment of non-executive and Independent non-executive Director.

Boon Hong Haw

Boon Hong Haw is one of the Internationally well-known Environmentalists, Educationalists, Social Scientists, Strategic planners, authors, Peace Sustainable Makers and Consultant/Specialist on International Business & Entrepreneurial Development, leadership, Corporate Social & Sustainable Responsibilities, Financial & Economic, Management, Marketing, Cross-Cultural Resource, Human Rights and the creative management of change. Also he is an intellectual luminary of great repute and a human dynamo of hard work and unstinted service. Through these profound contributions have gained him rich experiences in life and helped needy at large so do he received more than 150 national and international awards recognition. He has no conflict of interest in any business arrangement involving the Company. He has had no convictions for any offences within the past ten years.

Ban Siong Ang

Ban Siong Ang graduated from USQ, Australia in 1998 and completed his Doctor of Business Administration from Ansted University in 2011. Upon his graduation, he worked for the Bursa Malaysia. In 2006, he started his business venture journey in China until now. He is responsible in the formulation and implementation of the HEYU Group’s corporate strategies as well as in charge of the corporate finance and investment management aspects of the Group due to his acute knowledge with rich experience, strong commitment, innovative and dynamic personality. He obtained few Professional Institution Fellowship recognitions from the United Kingdom and also as a member of “The Academic Council on the United Nations System (ACUNS)” in Canada.

In view of Mr. Ang humanitarian contributions, he was certified as ASRIA CSR-CAP in recognizing his outstanding contributions to establish, promote and protect humanity, Peace, Culture Human resource development and Education for the well-being of human society through volunteerism. He was also bestowed the Royal Orders from the State of Pahang in Malaysia. In addition, he also sits on the Directors of several private limited companies in Malaysia, Hong Kong and China.

Hung Seng Tan

Hung Seng Tan possesses a Bachelor degree in Civil Engineering from Ansted University. Prior to start his own business venture in Malaysia he has been in employment at many Restaurants in the United States for few years. Today he is a prominent hand on specialist in town with 30 years’ experience in the field of Quarry Business (River and Marine Sand Exploratory) and also in the area of earth works construction project to which he has completed many important infrastructure projects in Malaysia. He sits on the Directors of several private limited companies in Malaysia.

Guan Chuan Tan

Guan Chuan Tan possesses a Bachelor and Master in Business Administration from Ansted University. He has engaged in restaurant and property industry for over 30 years. He started to serve as Executive Director of Aniseed Group to take charge of culinary and food development since 2008. Besides that, he is the Executive Director of Lava Group and CEO of Buddhist Temple at Dallas Texas in US.

Kean Tat Che

Kean Tat Che is the member of CPA Australia (Certified Public Accountant) and possesseed Bachelor of Commerce (Accounting and Finance) from University of Adelaide, Australia. He does have 10 years of experience in accounting, auditing, corporate finance and corporate exercise in big four accounting firm and public listed companies in Malaysia, China and Singapore. Prior of joining, he served as Vice President in Auscar Group (Malaysia) and Senior Finance Manager in Tropicana Berhad, a public listed company in Malaysia.

Timi Ecimovic

Timi Ecimovic was the Ex-Chairman of the World Thinkers’ Forum cum one of the chapter’s founding members of the World Thinkers’ Panel on the Sustainable Future of Humankind (WTP-SFH) in China. He has more than 300 professional publications including 20 books, several book chapters in the field of Environmental Sciences, Physics of the Nature, System thinking, Climate Change System, Corporate and Individual Social Responsibility, etc. Also he is the Chair of ASRIA’s CSR-CAP, Professor cum Program Director of Ansted University’s School of Environmental Sciences, Ex-Head of SEM Institute for Climate Change, active member of the European Academy of Sciences and Arts, was an International Consultant Socio-Economic and Sport Fishing for The Food and Agriculture Organization of the United Nations (UN FAO) in Rome, Italy. He received the public certificate The Citizen of the Earth XXI, 2012.

Mr. Timi Ecimovic has been nominated by many institutions in the world for the Nobel Prize in Physics. He has been serving as Chairman for the World Thinkers’ Forum, The Chancellor of the World Philosophical Forum University, and many of his activities have been broadcasted via various media channels through press, magazines, journals TV shows and radio presentations including Kaleidoscope of the United Nations Children’s Fund (UNICEF).

Mei Yun Zhong

Mei Yun Zhong was possessed Bachelor of Business Administration from Ansted University. In view of her strong interest in doing business with good leadership skill, she was appointed by one of the China Insurance Companies as a Director of Life Insurance Department for few years. She has many years of marketing experiences in the Insurance and Healthcare products industries in China. Also she is a Regional exclusive agent for HEYU Healthcare products since 2012.

Stephan Truly Busch

Stephan Truly Busch has been in the teaching profession for over 40 years at different German schools in Germany. He is a well-known English teacher in Germany, also fluent in German, Bosnian, Croatian and Serbian languages. He completed his Doctor of Education at Ansted University and serves as an Evaluation expert for European credentials. He has also managed several soccer teams throughout Germany

Kwee Huwa Tan

Kwee Huwa Tan possessed Bachelor of Business Administration from Ansted University. She does have 25 years of experience in beauty care business. Presently she is the Principal Consultant for HEYU Healthcare division in the aspect of beauty and cosmetology. Besides that she has established Slynn International Beauty Group in year 2000, integrating scientific research, marketing, training and professional beauty in business territories covering mainland China, Southeast Asia, Europe, America and China Taiwan region. She has been enthusiastic about public welfare, involving social welfare activities and contribution diligently.

Shanmuga Ratnam

Shanmuga Ratnam was an ex-banker and served as head of department in the FOREX exchange for 25 years in the financial institution in Malaysia. He is Ansted University Doctorate Alumni cum Honorary Advisory Council member in Malaysia. Also he obtained few Professional Institution Fellowship recognitions from the United Kingdom and travel extensively to various countries to serve as invited speaker.

M. Shahid Siddiqi

M. Shahid Siddiqi is one of the founding members of the World Thinkers’ Panel on the Sustainable Future of Humankind (WTP-SFH). A Notary Public in the State of California, United States. Board of Advisor cum Professor in Business & Accounting for Ansted University, retired Tax Consultant in the United States and Canada, President/CEO, Avon Income Tax Services Inc., Deputy Governor for American Biographical Institute Research Association. Author of taxation and accounting resource books as well as listed in Who’s who publications.

Md. Hakikur Rahman

Md. Hakikur Rahman is specialized in the field of Computer Engineering. He is Ansted University Doctorate alumni cum Honorary Advisory Council member. Also he is a trained and qualified Electrical & Electronics Engineer and has been serving as faculty members for various Universities in Portugal and Bangladesh. He is the Chief Editor of the Advances in Knowledge Communities and Social Networks (AKCSN) Book series and International Journal of Information and Communication technology for Human Development (IJICTHD); He has contributed over 45 book chapters, authored/edited about 20 books and published more than 100 articles/papers on ICT for Development (knowledge management, e-governance, e-learning, data mining applications and Internet governance).

Lay Hoon Ong

Lay Hoon Ong has 20 years of experience in directing business administrative and accounting aspects in the field of Education Institution, Publication, Insurance, Business Consultancy, Manufacturing and Industrial Services. Although this kind of task is considered extremely challenging but she never stopped learning the new approaches and improve herself along the journey as a dedicated Administrative Management Director. In view of her international voluntary contributions for many successful conference event projects, she was awarded an Honorary Doctorate degree BALKAN Academy of Science, Technology and Management in Sofia, Bulgaria in 2005. In addition, she also sits on the Directors of several private limited companies in Malaysia.

Conflicts of Interest

Mr. Ang, the Chief Executive officer and managing director of the Company, is also an executive officer of the potential target company with whom the Company is considering in regard to effecting a business combination. Such a business combination may result in a benefit to the target company and its shareholders.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

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

Corporate Governance

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

The Company's officer and director do not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2014, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock(1)

Ang Ban Siong	46,388,604	77%

Boon Hong How	2,000,000	3%

Tan Hung Seng	1,484,423	2.5%

Tan Guan Chuan	300,000	0.5%

Tiang Lee Ng	4,272,419	7%

Item 13.	Certain Relationships and Related Transactions and Director Independence

Ban Siong Ang is the majority shareholder of the Company and also serves as its Chief Executive Director and Managing director. Hung Seng Tan is the brother-in-law of Ban Siong Ang.

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

	December 31, 2013	December 31, 2014

Audit-Related Fees	$10,000	$25,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

ANTON & CHIA	CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Heyu Leisure Holidays Corporation

(Formerly known as Cloud Run Acquisition Corporation)

We have audited the accompanying balance sheet of Heyu Leisure Holidays Corporation (formerly known as Cloud Run Acquisition Corporation) (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, change in stockholders' equity (Deficit), and cash flows for the years then ended. Heyu Leisure Holiday Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heyu Leisure Holiday Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the periods ended December 31, 2014 and from inception to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia LLP

Newport Beach, CA

March 26, 2015

HEYU LEISURE HOLIDAYS CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current assets
Cash	$—	$2,000

Total assets	—	2,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Related party payable	$29,985	$—
Accrued liabilities	5,200	1,150

Total liabilities	35,185	1,150

Stockholders' equity/ (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,000,000 and 20,000,000 shares issued and outstanding as of December 31,2014 and December 31, 2013, respectively.	6,000	2,000

Additional paid-in capital	1,307	257
Accumulated deficit	(45,492)	(1,407)
Total stockholders' equity (deficit)	(35,185)	850
Total liabilities and stockholders' equity (deficit)	—	$2,000

The accompanying notes are an integral part of these financial statements

2

HEYU LEISURE HOLIDAYS CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from July 2, 2013 (Inception) to December 31,
	2014	2013

Revenue	$-	$-
Operating expenses	41,085	1,407
Loss before income	(41,085)	(1,407)

Income tax	-	-
Net loss	$(41,085)	$(1,407)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	25,167,123	20,000,000

The accompanying notes are an integral part of these financial statements

HEYU LEISURE HOLIDAYS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance July 2, 2012	$-	$-	$-	$-	$-

Issuance of Common Stock	20,000,000	2,000	-	-	2,000

Additional paid-in capital	-	-	257	-	257

Net loss	-	-	-	(1,407)	(1,407)

Balance, December 31, 2013	20,000,000	$2,000	$257	$(1,407)	$850

Redemption of common Stock	(20,000,000)	$(2,000)	$-	$-	$(2000)

Issuance of common stock	60,000,000	6,000	-	-	$6,000

Additional paid-in capital	-	-	1,050	-	1,050

Net loss	-	-	-	41,085	(41,085)

Balance, December 31, 2014	60,000,000	$6,000	$1,307	$42,492	$ 35, 185

The accompanying notes are an integral part of these financial statements

HEYU LEISURE HOLIDAYS CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period
	For the	from July 2, 2013
	year ended	(Inception) to
	December 31, 2014	December 31, 2013

OPERATING ACTIVITIES

Net loss	$41,085	$(657)
Changes in Operating Assets and
Accrued liabilities	4,050	400

Net cash (used in)/ generated from operating activities	37,035	(257)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	6,000	2,000
Due to related party	29,985	-
Redemption of common stock	(2,000)	-

Proceeds from stockholders' additional contribution	1,050	257

Net cash provided by financing activities	35, 035	2, 257

Net change in cash	(2,000)	2,000

Cash, beginning of period	2,000	-

Cash, end of period	$-	$2,000

The accompanying notes are an integral part of these financial statements

HEYU LEISURE HOLIDAYS CORPORATION

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of December 31, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2014 and 2013.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014 and 2013, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014 and 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the year ended December 31, 2014. The Company had negative working capital of $35,185 and an accumulated deficit of $45,492 as of December 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The company adopted ASU 2014-10 in 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company for our fiscal year ending October 31, 2017. Early adoption is permitted. The company adopted this pronouncement which did not have a significant impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Group's present or future financial statements

NOTE 4    STOCKHOLDERS' EQUITY

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

On August 8, 2014, the Company issued additional 59,000,000 shares of its common stock at par value for an aggregated amount of $5,900 in cash. Accordingly, the total outstanding of common stock is 60,000,000 shares as at December 31, 2014. These securities cannot be sold, transferred or otherwise disposed of by any investor to any other person or entity unless subsequently registered under the Securities Act of 1933, as amended, and under applicable law of the state or jurisdiction where sold, transferred or disposed of, unless such sale, transfer or disposition shall qualify under an allowed exemption to such registration.

Hung Seng Tan is appointed as the Executive Director and Guan Chuan Tan is appointed as the Director of the Company during the period. Ban Siong Ang is appointed as Managing Director and serves as Chief Executive Officer subsequent to the appointment of new Directors.

SUBSEQUENT EVENT

On February 9, 2015, Heyu Leisure Holidays Corporations (“the Registrant”), completed the acquisition of Heyu Capital Ltd (“Heyu Capital”), a limited company formed under the law of Hong Kong, in a stock for stock transaction (“the acquisition”). The purpose of the Acquisition was to facilitate and prepare the registrant for a registration statement an Public offering of Securities.

The acquisition was effectuated by the registrant through the exchange of 40,000,000 Shares of Common Stock of Heyu Capital for 1,000 Shares of Common Stock of the registrant. As a result of Acquisition, all of the outstanding shares of Common Stock of Heyu Capital were exchanged for, and converted into, 1,000 Shares of Common Stock of the Registrant. Hence, the registrant issuance a total of 1,000 Shares of Common Stock of the Registrant in the Acquisition.

The following diagram illustrates the Registrant corporate and ownership structure, the place of formation and the ownership interests of Registrant’s subsidiaries after merger of Heyu Capital and its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEYU LEISURE HOLIDAYS CORPORATION
Formerly Cloud Run Acquisition Corporation

	By:	/s/ Ban Siong Ang
Chief Executive Officer

Dated: March 26, 2015

	By:	/s/ Kean Tat Che
Chief Financial Officer

Dated: March 26, 2015

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Ban Siong Ang	Director	March 26, 2015