Form 10-Q
period 2015-03-31
Heyu Leisure Holidays Corp
filed 2015-05-20
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(+86)592 504 9622

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended March 31, 2015

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$4,655	$61,654
Account receivable, net	9,763	2,790
Prepayment	22,498	46,611
Inventory	2,653	1,841
Amount due from related parties	121,798	123,812

	161,367	236,708

Other assets
Deposit, non current	24,050	23,951
Prepayment	1,863	1,967
Property and leasehold improvement, net	394,194	427,119
Intangible asset	6,165	6,353

	426,272	459,390

Total assets	587,639	696,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Account payable	45,626	47,107
Amount due to related parties	614,316	515,980
Other payables and accruals	44,958	-
Tax payable	31,280	29,627

Total liabilities	736,180	592,714

Stockholders' equity/ (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,000,000 shares issued and outstanding as of March 31,2015 and December 31, 2014, respectively.	6,000	6,000
Additional paid-in capital	5,126,341	5,098,747
Accumulated deficit	(5,289,933)	(5,012,024)
Accumulated other comprehensive income	9,051	10,661
Total stockholders' (deficit)/ equity	(148,541)	103,384

Total liabilities and stockholders' Equity	$587,639	$696,098

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations

	For the three months ended 2015	For the three months ended 2014
Reveue	$65,274	$51,338
Cost of revenue	121,327	87,963
	(56,053)	(36,625)
Operating costs and expenses:
Selling expenses	1,261	2,423

Operating expenses	221,207	1,772,826
Finance expenses	(612)	8
Loss before income taxes	(277,909)	(1,811,882)
	-	-
Income tax
Net loss	(277,909)	(1,811,882)

Other comprehensive income
Foreign currency translation adjustments	9,366	8,529
Comprehensive income	(268,543)	(1,803,353)

Loss per share-basic and diluted	(0.00)	(0.48)

Weighted average shares-basic and diluted	60,000,556	3,733,333

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For 3 months ended March 31, 2015	For 3 months ended March 31, 2014
Cash flow from operating activities
Net loss	(277,909)	(1,811,882)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,776	5,288
Changes in operating assets and liabilities:
Account receivable	(6,935)	(12,338)
Inventory	(802)	-
Prepaid expense and prepaid rent	24,324	(21,439)
Account payable	3,670	(8,301)
Other payables	28,991	1,225

Net cash (used in)/generated from operating activities	(193,885)	(1,847,447)

Cash flow from investing activities:
Purchase of leasehold improvement	-	(1,700)
Purchase of property and equipment	-	(13,241)
Amount due from a related party	2,176	(13,639)
Purchase of Wujiaer hotel, net of cash acquired	-	21,304
Net cash (used in)/generated from investing activities	2,176	(7,276)

Cash flows from financing activities
Amount due to a related party	109,544	(92,667)
Proceeds from issuance of common stock	-	100
Redemption of common stock	-	(2,000)
Shareholder contribution	27,594	1,926,933
Net cash flows generated from financing activities	137,138	1,832,366

Effect of exchange rate charges on cash	(2,428)	(503)
Net increase/(decrease) in cash	(56,999)	(22,860)
Cash at the beginning of the year	61,654	454,723
Cash at the end of the year	4,655	431,863

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Heyu Leisure Holidays Corporation ("Heyu Leisure" or "the Company") was incorporated on July 9, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Heyu Leisure Holidays Corporation. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On February 9, 2015, Heyu Leisure Holiday Corp. (“Heyu Leisure” or the “Company” or the “Registrant”) merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Registrant to the shareholders of Heyu Capital.

As a result of the Merger and pursuant to the Resolution, Heyu Capital has become a wholly-owned subsidiary of the Registrant and the Registrant issued shares of its common stock to shareholders of Heyu Capital at a rate of 1,000 shares of the Registrant’s common stock for all Heyu Capital common share. Immediately prior to the Merger, the Registrant had 60,000,000 shares of common stock outstanding.

Following the Merger, the Registrant has 60,001,000 shares of common stock outstanding after the share exchange and the issuance of 1,000 common shares to the shareholder of Heyu Capital.

The transaction has been accounted for as a business combination under a method similar to the pooling-of-interest method ("Pooling-of-Interest") as the Registrant and Heyu Capital are both under common control with by our majority shareholder In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

The operating entity- Wujiaer Hotel Co., Ltd (“Wujiaer”) has been acquired via Xiamen Heyu Hotel Management Co (“Xiamen Heyu”) on January 25, 2014. As a result of the acquisition, Xiamen Heyu has become its immediate holding company, Heyu Capital becomes its intermediate holding company and the Registrant has become an ultimate holding company of Wujiaer.

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of March 31, 2015 after the acquisition.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the period ended March 31, 2015 as filed with the SEC.

BUSINESS COMBINATIONS

U.S. GAAP requires that business combinations be accounted for under the acquisition purchase method. From January 1, 2009, the Group adopted ASC 805 “Business Combinations”. Following this adoption, the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, the fair value of the non-controlling interests and the acquisition date fair value of any previously held equity interest in the acquired over (ii) the fair value of the identifiable net assets of the acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the entity acquired, the difference is recognized directly in the statements of operations.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections and the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of assets and forecasted life cycle and forecasted cash flows over that period. Although the Group believe that the assumptions applied in the determinations that the Group have made are reasonable based on information available at the date of acquisition, actual results may differ from the forecasted amounts and the difference could be material.

We account for business combinations under a method similar to the pooling-of-interest method ("Pooling-of-Interest") when the combination is with a business under common control with us by our majority shareholder.

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

REVENUE RECOGNITION

Revenue from leased hotel is derived from hotel operations, mainly including the rental of rooms, food and beverages sales from leased hotels. Revenue is recognised when rooms are occupied and food and beverage are sold. Persuasive evidence of an arrangement, fixed price, and service delivered and collection reasonably assured.

ACCOUNT RECEIVABLE, NET

Accounts receivables mainly consist of amounts due from corporate customers, travel agents, hotel guests and credit card receivables, which are recognized and carried at the original invoice amount less an allowance for doubtful accounts. The Group establishes an allowance for doubtful accounts primarily based on the age of the receivables and factors surrounding the credit risk of specific customers.

INVENTORIES

Inventories mainly consist of food and beverages, small appliances, bedding and daily consumables. Small appliances, bedding and daily consumables replacement are expensed when used.

PROPERTY AND EQUIPMENT, NET

Property and equipment, net are stated at cost less accumulated depreciation and amortization. The renovations, betterments and related expenses incurred during the construction are capitalized. Depreciation and amortization of property and equipment is provided using the straight line method over their expected useful lives. The expected useful lives are as follows:

Leasehold improvements	5 years
Furniture, fixtures and equipment	3-5 years

Construction in progress represents leasehold improvements under construction or being installed and is stated at cost. Cost comprises original cost of property and equipment, installation, construction and other direct costs. Construction in progress is transferred to leasehold improvements and depreciation commences when the asset is ready for its intended use. The useful live for leasehold improvement is shorter of the term of the lease or the estimated useful lives of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The Group evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Group measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of carrying amount over the fair value of the assets.

IMPAIREMENT OF GOODWILL

The Group annually, or more frequently if the Group believes indicators of impairment exist, reviews the carrying value of goodwill to determine whether impairment may exist.

Specifically, goodwill impairment is determined using a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of the affected reporting unit's goodwill to the carrying value of that goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

The Group recognizes an impairment loss for the goodwill equal to the difference between the carrying amount and fair value of these assets as of December 31 2014. As of March 31 2015, the goodwill is nil.

BUSINESS TAX AND RELATED TAXES

The Group is subject to business tax, education surtax and urban maintenance and construction tax on the services provided in the PRC. Such taxes are primarily levied based on revenue at applicable rates and are recorded as a reduction of revenue.

INCOME TAX

The Group has implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. The Group adopted the provisions of ASC 740 and have analyzed filing positions in each PRC jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The Group has identified the PRC as our “major” tax jurisdiction. Generally, the Group remains subject to PRC examination of our income tax returns annually.

The Group believes that our income tax positions and deductions will be sustained by an audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, the Group did not record a cumulative effect adjustment, related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

LEASE

A lease of which substantially all the benefits and risks incidental to ownership remain with the lessor is classified as an operating lease. The Group is currently classified it as operating lease.

CONCENTRATION OF RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash and accounts receivable. The Group places its cash with high quality banking institutions. The Group didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2015 and December 31, 2014 respectively. And the Group periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

FAIR VALUE

The Group follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The Group monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Group elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

FOREGIN CURRENCY TRANSLATION

The functional and reporting currency of the Company is the United States dollar ("U.S. dollar"). The financial records of the Company located in the Hong Kong and PRC are maintained in their local currency, the Renminbi ("RMB") and Hong Kong Dollar (“HKD”), which are the functional currency of these entities.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange ruling at the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Retained earnings and equity are translated using the historical rate. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income.

COMPREHENSIVE LOSS

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income requires that all items are required to be recognized under current accounting standards as components of comprehensive loss are reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods presented, the Group’s comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the statements of operations and comprehensive loss.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2015 and December 31, 2014 respectively.

ACQUISITION OF BUSINESS

Acquisition of interest in Heyu Capital Limited

Pursuant to a Sale and Purchase Agreement dated February 9, 2015 between the Company and Ang Ban Siong, the Company issued shares of its common stock to shareholder of Heyu Capital at a rate of 1,000 shares of the Company’s common stock for 100% of the equity of Heyu Capital Limited.

The transaction has been accounted for as a business combination under a method similar to the pooling-of-interest method ("Pooling-of-Interest") as the Registrant and Heyu Capital are both under common control with by our majority shareholder.

Acquisition of interest in Wujiaer Hotel Co Ltd through Xiamen Heyu Hotel Management Co Ltd

Pursuant to a Sale and Purchase Agreement dated January 25, 2014 between the Xiamen Heyu Hotel Management Co Ltd and Lv Dun Zhi, the Company acquired 100% of the equity interests in Wujiaer Hotel Co Ltd with the total purchase price of $622,379 in cash. The fair value of the acquired entity was of $ 622,379.

The operating entity- Wujiaer Hotel Co., Ltd (“Wujiaer”) has been acquired via Xiamen Heyu Hotel Management Co (“Xiamen Heyu”) on January 25, 2014. As a result of the acquisition, Xiamen Heyu has become its immediate holding company, Heyu Capital becomes its intermediate holding company and the Registrant has become an ultimate holding company of Wujiaer.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

The transaction was considered as a business acquisition and accordingly the acquisition method of accounting has been applied. The acquired net assets were recorded at their estimated fair values on the acquisition date. The acquired goodwill is not deductible for tax purposes.

The purchase price was allocated as follows:

Cash acquired	$21,346
Other current assets	65,922
Property and equipment	449,817
Other Non-current assets	41,815
Intangible assets	7,251
Current liabilities	(206,560)
Tax liabilities	(21,303)
Goodwill	264,091

Total	622,379
Represented by:
Cash Consideration	$622,379

The following unaudited pro forma information summarizes the results of operations for the three months ended March 31, 2014 of the Group as if the acquisition had occurred on January 1, 2014. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results:

For the three Months ended March, 31
2014
(unaudited)

Pro forma revenues	$(71,490)
Pro forma net loss	$(1,839,306)

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2015	As of December 31, 2014
Cost:
Leasehold improvement	$501,297	$143,727
Furniture, fixtures and equipment	144,323	499,225

	645,620	642,952
Less: Accumulated depreciation	(251,426)	(215,833)

	$394,194	$427,119

Depreciation expense was $ 5,074 and $34, 563 for the period ended March 31, 2014 and 2015 respectively.

NOTE 3 – DEPOSIT PAYMENT TO A RELATED PARTY

	As of March 31, 2015	As of December 31, 2014

Deposit for lease of the hotel building	$24,050	$23,951

The deposit is made to shareholder for the lease of the hotel building. The deposit is refundable upon the lease expiring on September 30, 2025.

The long term deposits are not within the scope of the accounting guidance regarding interests on receivables and payables, because they are intended to provide security for the counterparty to the office rental agreements. Therefore, the deposits are recorded at costs.

NOTE 4 – GOODWILL

Applying discounted cash flows for its 2014 annual impairment test, the estimated fair value was below the carrying amount of its net assets. As such, the Group impaired all goodwill and recorded an impairment loss of $ 264,464 as of December 31, 2014. As of March 31 2015, the goodwill is nil.

NOTE 5 - INCOME TAX PAYABLE

United States

Heyu leisure Holidays Corporation is incorporated in United States, and is subject to corporate income tax rate of 34%. As of March 31, 2015, the company has net operating losses of approximately $65,723 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

Hong Kong

Heyu Capital Limited is subject to Hong Kong profit tax at a rate of 16.5% in 2014 and 2015. No Hong Kong profit tax has been provided as the Group has not had assessable profit that was earned in or derived from Hong Kong during the period presented. As of March 31, 2014, HK entity has net operating losses of approximately $4,298,187. Valuation allowance has been fully provided since it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

China

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of March 31, 2015, the PRC entities have net operating losses of approximately $661,490 that begin expiring in 2020. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant

	March 31, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$896,919	$829,153
Valuation allowance	(896,919)	(829,153)
Net deferred tax assets	$-	$-

The Taxes payable was $29,627 and $31,280 as of December 31 2014 and March 31, 2015 respectively:

	As at March31, 2015	As at December 31, 2014

Business tax payable	$20,171	$19,126
Urban Construction tax payable	1,412	1,338
Others	9,697	9,163
	$31,280	$29,627

NOTE 6 – COMMITMENT

Operating lease commitment

The Group has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

Future minimum lease payments under non-cancellable lease agreement as follow:

Year:

2016	$267,391
2017	286,957
2018	286,957
2019	294,130
2020 and after	1,909,696
$3,045,131

Under the lease arrangements, the Group pay rent on a quarterly basis and is typically subject to the fixed escalations of 10 percent every three years. The Group recognizes rental expense on an actual payment basis for the lease term of 12 years.

NOTE 7 – LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015 and December 31, 2014, there are no outstanding dilutive securities.

NOTE 8 – GOING CONCERN

The Group has sustained operating losses of $5,289,933 since inception. The Group’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern; however, the above conditions raise substantial doubt about the Group’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Group be unable to continue as a going concern.

If management projections are not met, the Group may have to reduce its operating expenses and to seek additional funding through debt and/or equity offerings.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company for our fiscal year ending October 31, 2017. Early adoption is permitted. The company adopted this pronouncement which did not have a significant impact on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

HEYU LEISURE HOLIDAYS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDER'S EQUITY

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

On February 9, 2015, Heyu Leisure Holiday Corp. (“Heyu Leisure” or the “Company” or the “Registrant”) merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Company acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Company to the shareholders of Heyu Capital.

As a result of the Merger and pursuant to the Resolution, Heyu Capital has become a wholly-owned subsidiary of the Company and the Company issued shares of its common stock to shareholders of Heyu Capital at a rate of 1,000 shares of the Registrant’s common stock for all Heyu Capital common share. Immediately prior to the Merger, the Registrant had 60,000,000 shares of common stock outstanding.

Following the Merger, the Company has 60,001,000 shares of common stock outstanding after the share exchange and the issuance of 1,000 common shares to the shareholder of Heyu Capital.

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

Results of Operations for the period ended March 31, 2015 and March 31, 2014

	For the three month ended,
	2015	2014
Revenue	$65,274	$51,338
Cost of revenue	(121,327)	(87,963)
Operating expenses	(221,207)	(1,772,826)

The revenue increased from $51,338 to $65,274 from the three months ended March 31, 2014 to the three months ended March 31, 2015. These increases resulted primarily from the increase of hotel room occupancy rate from 28.7% to 36.5% during the period.

The increase in Cost of revenue is consistent with the increase of revenue for the three months ended March 31, 2015. The cost of revenue consists of water, electricity, cost of rental and related taxes of hotel.

The Group operating expenses decreased from $1,772,826 to $221,207 from the three months ended March 31, 2014 to March 31, 2015. There was consultant fee payments to consultant related to the share listing and project fee in previous year. However, no such payments incurred during the period and resulted in decrease in operating costs.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2015	As at December 31, 2014
Total current assets	$161,367	$236,708
Total current liabilities	736,180	592,714
Working capital (deficit)	(574,813)	(356,006)

As of March 31, 2015 and December 31, 2014, total current assets were $161,367 and $236,708 respectively. The decrease is mainly due to decrease in cash and cash equivalent as a result of payment of hotel daily operating expenses.

As of March 31, 2015 and December 31, 2014, total current liabilities were $736,180 and $592,714 respectively. The increase is mainly from the advances from shareholder, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $574,813 and an accumulated deficit of $ 5,289,933 as of March 31, 2015.

Cash Flows

	For the period ended March 31, 2015	For the period ended March 31, 2014
Net cash used in operating activities	$(193.885)	$(1,847,447)

Net cash provided by (used in) investing activities	2,176	(7,276)

Net cash provided by financing activities	137,138	1,832,366

Effect of exchange rate changes on cash and cash equivalent	(2,428)	(503)

Net change in cash	(56,999)	(22,860)

For the three month ended March 31, 2014 and 2015 we spent $1,847,447 and $193,885 on operating activities. The decrease in our expenditures on operating activities was primarily due to the payment to consultant in relation to the potential project acquisition and share listing expenses in prior period. However, there is no such expenses incurred and therefore decrease in operating expenses during the period.

For the three month ended March 31, 2014 and 2015, $1,832,366 and $137,138 was provided by financing activities, the decrease is mainly from the lesser capital contribution from shareholder during the period.

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

On February 9, 2015, Heyu Leisure Holiday Corp. (“Heyu Leisure” or the “Company”) merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Registrant to the shareholders of Heyu Capital.

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

On February 9, 2015, the Company acquired all of the outstanding common shares of Heyu Capital through the issuance of 1,000 shares of common shares of the Company to the sole shareholder of Heyu Capital- Ban Siong, Ang. Following the Merger, the Company has 60,001,000 shares of common stock outstanding after the share exchange.

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

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEYU LEISURE HOLIDAYS CORPORATION

By:   /s/ Ban Siong Ang

Chief Executive Officer

By:   /s/ Kean Tat Che

Chief Financial Officer

Dated:   May 20, 2015

