Form 10-Q
period 2015-06-30
Heyu Leisure Holidays Corp
filed 2015-08-19
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 19, 2015

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended June 30, 2015

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$4,802	$61,654
Account receivable, net	9,198	2,790
Prepayment	2,897	46,611
Inventory	2,062	1,841
Amount due from related parties	57,336	123,812

Total current assets	76,295	236,708

Other assets
Deposit, non-current - related party	22,459	23,951
Prepayment	936	1,967
Property and leasehold improvements, net	366,079	427,119
Intangible asset	5,963	6,353

Total non-current assets	395,437	459,390

Total assets	471,732	696,098

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY

Current liabilities
Account payable	21,621	47,107
Amount due to related parties	880,131	515,980
Other payables and accruals	55,401	-
Tax payable	32,871	29,627

Total liabilities	990,024	592,714

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,000,000 shares issued and outstanding as of June 30,2015 and December 31, 2014, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(5,635,350)	(5,012,024)
Accumulated other comprehensive income	12,311	10,661
Total stockholders' (deficit)/ equity	(518,292)	103,384

Total liabilities and stockholders' (deficit)/ equity	$471,732	$696,098

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June, 30 2015	June, 30 2014	June, 30 2015	June, 30 2014
Reveue	$79,595	$72,170	$144,869	$123,508
Cost of revenue	128,744	110,399	250,071	198,362

Gross Loss	(49,149)	(38,229)	(105,202)	(74,854)
Operating costs and expenses:
Selling expenses	1,962	8,543	3,223	10,966

Operating expenses	293,679	256,093	514,886	2,028,919
Finance expenses	627	509	15	517

Loss before income taxes	(345,417)	(303,374)	(623,326)	(2,115,256)

Income tax	-	-	-	-
Net loss	(345,417)	(303,374)	(623,326)	(2,115,256)

Other comprehensive income
Foreign currency translation adjustments	3,260	8,021	1,650	7,248
Comprehensive income	$(342,157)	$(295,353)	$(621,676)	$(2,108,008)

Loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Weighted average shares-basic and diluted	60,001,000	60,000,000	60,001,000	60,000,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Operating activities
Net loss	$(623,326)	$(2,115,256)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	71,271	39,771
Changes in operating assets and liabilities:
Account receivable	(6,373)	(17,256)
Inventory	(209)	1,406
Prepaid expense and prepaid rent	44,919	46,100
Account payable	(20,372)	8,129
Other payables	41,432	1,120

Net cash (used in) operating activities	(492,658)	(2,035,986)

Investing activities:
Purchase of leasehold improvement	-	(1,693)
Purchase of property and equipment	(7,376)	(47,792)
Amount due from a related party	46,543	(64,186)
Purchase of Wujiaer hotel, net of cash acquired	-	(557,233)
Net cash provided by (used in) investing activities	39,167	(670,904)

Financing activities
Amount due to a related party	396,521	(114,678)
Proceeds from issuance of common stock	-	100
Redemption of common stock	-	(2,000)
Shareholder contribution	-	2,696,004
Net cash flows provided by financing activities	396,521	2,579,426

Effect of exchange rate changes on cash and cash equivalent	118	8,689
Net decrease in cash	(56,852)	(118,775)
Cash at the beginning of the year	61,654	454,723
Cash at the end of the year	4,802	335,948

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

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

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of June 30, 2015 after the acquisition.

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the period ended December 31, 2014 as filed with the SEC.

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of our company and its subsidiaries. All significant transactions and balances between our company and its subsidiaries have been eliminated upon consolidation.

A subsidiary is an entity in which our company, directly or indirectly, controls more than one half of the voting power, has the power to appoint or remove the majority of the members of the board of directors, and has the power to cast a majority of votes at meetings of the board of directors or to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

ASC 810 “Consolidation”, which provides guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting interests, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity.

The Group evaluate our business relationships such as those with franchisees to identify potential variable interest entities. Generally, these businesses qualify for the business scope exception under the consolidation guidance. Therefore, we have concluded that consolidation of any such entities is not appropriate for the periods.

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

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

USE OF ESTIMATES

The preparation of condensed unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

PROPERTY AND LEASEHOLD IMPROVEMENTS, NET

Property and leasehold improvements, net are stated at cost less accumulated depreciation and amortization. The renovations, betterments and related expenses incurred during the construction are capitalized. Depreciation and amortization of property and equipment is provided using the straight line method over their expected useful lives. The expected useful lives are as follows:

Leasehold improvements	5-10 years
Furniture, fixtures and equipment	3-5 years

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Group evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Group measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets.

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

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

CONCENTRATION OF RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash and accounts receivable. The Group places its cash with high quality banking institutions. The Group didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015 and December 31, 2014 respectively. And the Group periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015 and December 31, 2014 respectively.

ACQUISITION OF BUSINESS

Acquisition of interest in Heyu Capital Limited

Pursuant to a Sale and Purchase Agreement dated February 9, 2015 between the Company and Ang Ban Siong, the Company issued shares of its common stock to shareholder of Heyu Capital at a rate of 1,000 shares of the Company’s common stock for 100% of the equity of Heyu Capital Limited.

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

The purchase price was allocated as follows:

Cash acquired	$21,346
Other current assets	65,922
Property and equipment	449,817
Other Non-current assets	41,815
Intangible assets	7,251
Current liabilities	(206,560)
Tax liabilities	(21,303)
Goodwill	264,091

Total	622,379
Represented by:
Cash Consideration	$622,379

The following unaudited pro forma information summarizes the results of operations for the twelve months ended December 31, 2014 of the Group as if the acquisition had occurred on January 1, 2014. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results:

For the twelve Months
ended December, 31
2014
(unaudited)

Pro forma revenues	$(326,942)
Pro forma net loss	$(3,069,912)

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2- PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2015	As of December 31, 2014
Cost:
Leasehold improvement	$502,265	$499,225
Furniture, fixtures and equipment	151,998	143,727

	654,263	642,952
Less: Accumulated depreciation	(288,184)	(215,833)

	$366,079	$427,119

Depreciation expense was $39,771 and $71,271 for the period ended June 30, 2014 and June 30, 2015, respectively.

NOTE 3 -DEPOSIT, NON-CURRENT - RELATED PARTY

	As of June 30, 2015	As of December 31, 2014

Deposit for lease of the hotel building	$22,459	$23,951

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

NOTE 4-INCOME TAX PAYABLE

United States

Heyu Leisure Holidays Corporation is incorporated in United States, and is subject to corporate income tax rate of 34%. As of June 30, 2015, the company has net operating losses of approximately $81,473 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognised in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

Hong Kong

Heyu Capital Limited is subject to Hong Kong profit tax at a rate of 16.5% in 2013 and 2014. No Hong Kong profit tax has been provided as the Group has not had assessable profit that was earned in or derived from Hong Kong during the period presented. As of June 30, 2015, HK entity has net operating losses of approximately $4,447,291. Valuation allowance has been fully provided since it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

China

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of June 30, 2015, the PRC entities have net operating losses of approximately $888,464 that begin expiring in 2018. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant

	June 30, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$983,870	$829,153
Valuation allowance	(983,870)	(829,153)
Net deferred tax assets	$-	$-

The Taxes payable was $29,627 and $32,871 as of December 31, 2014 and June 30, 2015:

	As at June 30, 2015	As at December 31, 2014

Business tax payable	$21,621	$19,126
Urban Construction tax payable	1,513	1,338
Others	9,737	9,163

	$32,871	$29,627

NOTE 5- COMMITTMENT

Operating lease commitment

The Group has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum lease payments under non-cancellable lease agreement as follow:

Year:

2016	$271,812
2017	291,701
2018	291,701
2019	299,003
2020 and after	1,941,332
$3,095,577

Under the lease arrangements, the Group pay rent on a quarterly basis.

NOTE 6-LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015 and December 31, 2014, there are no outstanding dilutive securities.

NOTE 7 - GOING CONCERN

The Group has sustained operating losses of $5,635,350 since inception. The Group’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10 STOCKHOLDER'S EQUITY

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

On August 8, 2014, the Company issued additional 59,000,000 shares of its common stock at par value for an aggregated amount of $5,900 in cash. Accordingly, the total outstanding of common stock is 60,000,000 shares as at September 30, 2014. These securities cannot be sold, transferred or otherwise disposed of by any investor to any other person or entity unless subsequently registered under the Securities Act of 1933, as amended, and under applicable law of the state or jurisdiction where sold, transferred or disposed of, unless such sale, transfer or disposition shall qualify under an allowed exemption to such registration.

Hung Seng Tan is appointed as the Executive Director and Guan Chuan Tan is appointed as the Director of the Company during the period. Ban Siong Ang is appointed as Managing Director and serves as Chief Executive Officer subsequent to the appointment of new Directors.

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

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

On January 14, 2014 the Company issued 1,000,000 shares of its common stock at par representing 100% of the then total outstanding 1,000,000 shares of common stock.

On August 8, 2014, the Company issued additional 59,000,000 shares of its common stock at par. Accordingly, the total outstanding of common stock is 60,000,000 shares as at 30 September 2014.

On February 9, 2015, the Company acquired all of the outstanding common shares of Heyu Capital through the issuance of 1,000 shares of common shares of the Company to the sole shareholder of Heyu Capital- Ban Siong,Ang. Following the Merger, the Company has 60,001,000 shares of common stock outstanding after the share exchange.

Hung Seng Tan is appointed as the Executive Director and Guan Chuan Tan is appointed as the Director of the Company during the period. Ban Siong Ang is appointed as Managing Director and serves as Chief Executive Officer subsequent to the appointment of new Directors.

Results of Operations for the period ended June 30, 2015 and June 30, 2014

	For the three month ended June 30,		For the six month ended June 30,
	2015	2014	2015	2014
Revenue	$79,595	$72,170	$144,869	$123,508
Cost of revenue	(128,774)	(110,399)	(250,071)	(198,362)
Operating expenses	(293,679)	(256,093)	(514,886)	(2,028,919)

The revenue increased from $123,508 to $144,869 from the six months ended June 30, 2014 to the six months ended June 30, 2015. These increases resulted primarily from the increase of hotel room occupancy rate during the period.

The increase in Cost of revenue is consistent with the increase of revenue for the six months ended June 30, 2015. The cost of revenue consists of water, electricity, cost of rental and related taxes of hotel.

The Group operating expenses decreased from $2,028,919 to $514,886 from the six months ended June 30, 2014 to June 30, 2015. There was consultant fee payments to consultant related to the share listing and project fee in previous year. However, no such payments incurred during the period and resulted in decrease in operating costs.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2015	As at December 31, 2014
Total current assets	$76,295	$236,708
Total current liabilities	990,024	592,714
Working capital (deficit)	(913,729)	(356,006)

As of June 30, 2015 and December 31, 2014, total current assets were $76,295 and $236,708 respectively. The decrease is mainly due to decrease in cash and cash equivalent as a result of payment of hotel daily operating expenses.

As of June 30, 2015 and December 31, 2014, total current liabilities were $990,024 and $592,714 respectively. The increase is mainly from the advances from shareholder, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $913,729 and an accumulated deficit of $5,635,350 as of June 30, 2015.

Cash Flows

	For the period ended June 30, 2015	For the period ended June 30, 2014
Net cash used in operating activities	$(492,658)	$(2,035,986)

Net cash provided by (used in) investing activities	39,167	(670,904)

Net cash provided by financing activities	396,521	2,579,426

Effect of exchange rate changes on cash and cash equivalent	118	8,689

Net change in cash	(56,852)	(118,775)

For the six month ended June 30, 2014 and 2015 we spent $2,035,986 and $492,658 on operating activities. The decrease in our expenditures on operating activities was primarily due to the payment to consultant in relation to the potential project acquisition and share listing expenses in prior period. However, there is no such expense incurred and therefore decrease in operating expenses during the period.

For the six month ended June 30, 2014 and 2015, $2,579,426 and $396,521 was provided by financing activities, the decrease is mainly from the lesser capital contribution from shareholder during the period.

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
Dated: August 19, 2015