Form 10-Q
period 2015-09-30
Heyu Leisure Holidays Corp
filed 2015-11-23
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 15, 2015

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended September 30, 2015

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$3,396	$61,654
Account receivable, net	9,399	2,790
Prepayment	897	46,611
Inventory	1,443	1,841
Amount due from related parties	183,632	123,812

Total current assets	198,767	236,708

Other assets
Deposit, non-current - related party	23,167	23,951
Prepayment	791	1,967
Property and leasehold improvements, net	318,278	427,119
Intangible asset	5,527	6,353

Total non-current assets	347,763	459,390

Total assets	546,530	696,098

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY

Current liabilities
Account payable	141,135	47,107
Amount due to related parties	1,123,642	515,980
Other payables and accruals	21,051	-
Tax payable	36,567	29,627

Total liabilities	1,322,395	592,714

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,000,000 shares issued and outstanding as of September 30,2015 and December 31, 2014, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(5,898,834)	(5,012,024)
Accumulated other comprehensive income	18,222	10,661
Total stockholders' (deficit)/ equity	(775,865)	103,384

Total liabilities and stockholders' (deficit)/ equity	$546,530	$696,098

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September, 30 2015	September, 30 2014	September, 30 2015	September, 30 2014
Reveue	$109,165	$119,361	$254,034	$242,869
Cost of revenue	141,703	74,558	391,774	272,920

Gross Profit (Loss)	(32,538)	44,803	(137,740)	(30,051)
Operating costs and expenses:
Selling expenses	3,688	20,544	6,911	31,510

Operating expenses	226,541	294,128	741,428	2,323,046
Finance expenses	716	1,761	731	2,278

Loss before income taxes	(263,483)	(271,630)	(886,810)	(2,386,885)

Income tax	-	-	-	-
Net loss	(263,483)	(271,630)	(886,810)	(2,386,885)

Other comprehensive income
Foreign currency translation adjustments	(5,065)	(7,914)	7,561	8,636
Comprehensive income	$(268,548)	$(279,544)	$(879,249)	$(2,378,249)

Loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Weighted average shares-basic and diluted	60,001,000	60,000,000	60,001,000	60,000,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Operating activities
Net loss	$(886,810)	$(2,386,885)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	104,341	51,163
Changes in operating assets and liabilities:
Account receivable	(6,910)	(3,548)
Inventory	348	298
Prepaid expense and prepaid rent	46,721	(8,040)
Account payable	(22,826)	15,213
Other payables	47,285	5,748

Net cash used in operating activities	(717,851)	(2,326,051)

Investing activities:
Purchase of leasehold improvement	1,688	(1,438)
Purchase of property and equipment	(7,545)	(49,246)
Amount due from a related party	(84,462)	(3,768)
Purchase of Wujiaer hotel, net of cash acquired	-	(597,849)
Net cash used in investing activities	(90,319)	(652,301)

Financing activities
Amount due to a related party	750,339	(98,390)
Proceeds from issuance of common stock	-	100
Redemption of common stock	-	(2,000)
Shareholder contribution	-	2,726,248
Net cash flows provided by financing activities	750,339	2,625,958

Effect of exchange rate changes on cash and cash equivalent	(427)	9,325
Net decrease in cash	(58,258)	(343,069)
Cash at the beginning of the year	61,654	454,723
Cash at the end of the year	3,396	111,654

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

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of September 30, 2015 after the acquisition.

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

CONCENTRATION OF RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash and accounts receivable. The Group places its cash with high quality banking institutions. The Group didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015 and December 31, 2014 respectively. And the Group periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015 and December 31, 2014 respectively.

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

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2- PROPERTY AND LEASEHOLD IMPROVEMENTS, NET

Property and leasehold improvements, net consist of the following:

	As of September 30, 2015	As of December 31, 2014
Cost:
Leasehold improvement	$481,261	$499,225
Furniture, fixtures and equipment	146,342	143,727

	627,603	642,952
Less: Accumulated depreciation	(309,325)	(215,833)

	$318,278	$427,119

Depreciation expense was $53,320 and $97,677 for the period ended September 30, 2014 and September 30, 2015, respectively.

NOTE 3 -DEPOSIT, NON-CURRENT - RELATED PARTY

	As of September 30, 2015	As of December 31, 2014

Deposit for lease of the hotel building	$23,167	$23,951

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

NOTE 4-INCOME TAX PAYABLE

United States

Heyu Leisure Holidays Corporation is incorporated in United States, and is subject to corporate income tax rate of 34%. As of September 30, 2015, the company has net operating losses of approximately $101,773 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognised in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

 HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

Hong Kong

Heyu Capital Limited is subject to Hong Kong profit tax at a rate of 16.5% in 2013 and 2014. No Hong Kong profit tax has been provided as the Group has not had assessable profit that was earned in or derived from Hong Kong during the period presented. As of September 30, 2015, HK entity has net operating losses of approximately $4,553,677. Valuation allowance has been fully provided since it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

China

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of September 30, 2015, the PRC entities have net operating losses of approximately $1,048,598 that begin expiring in 2018. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant

	September 30, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$1,048,109	$829,153
Valuation allowance	(1,048,109)	(829,153)
Net deferred tax assets	$-	$-

The Taxes payable was $29,627 and $32,871 as of December 31, 2014 and September 30, 2015:

	As at September 30, 2015	As at December 31, 2014

Business tax payable	$24,040	$19,126
Urban Construction tax payable	1,683	1,338
Others	10,844	9,163

	$36,567	$29,627

NOTE 5- COMMITTMENT

Operating lease commitment

The Group has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum lease payments under non-cancellable lease agreement as follow:

Year:

2016	$269,535
2017	289,258
2018	289,258
2019	296,489
2020 and after	1,925,009
$3,069,548

Under the lease arrangements, the Group pay rent on a quarterly basis.

NOTE 6-LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015 and December 31, 2014, there are no outstanding dilutive securities.

NOTE 7 - GOING CONCERN

The Group has sustained operating losses of $5,898,834 since inception. The Group’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

Results of Operations for the period ended September 30, 2015 and September 30, 2014

	For the three month ended September 30,		For the nine month ended September 30,
	2015	2014	2015	2014
Revenue	$109,165	$119,361	$254,034	$242,869
Cost of revenue	(141,703)	(74,558)	(391,774)	(272,920)
Operating expenses	(226,541)	(294,128)	(741,428)	(2,323,046)

The revenue increased from $242,869 to $254,034 from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. These increases resulted primarily from the increase of hotel room occupancy rate during the period.

The increase in Cost of revenue is consistent with the increase of revenue for the nine months ended September 30, 2015. The cost of revenue consists of water, electricity, cost of rental and related taxes of hotel.

The Group operating expenses decreased from $2,323,046 to $741,428 from the nine months ended September 30, 2014 to September 30, 2015. There was consultant fee payments to consultant related to the share listing and project fee in previous year. However, no such payments incurred during the period and resulted in decrease in operating costs.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2015	As at December 31, 2014
Total current assets	$198,767	$236,708
Total current liabilities	1,322,395	592,714
Working capital (deficit)	(1,123,628)	(356,006)

As of September 30, 2015 and December 31, 2014, total current assets were $198,767 and $236,708 respectively. The decrease is mainly due to decrease in cash and cash equivalent as a result of payment of hotel daily operating expenses.

As of September 30, 2015 and December 31, 2014, total current liabilities were $1,322,395 and $592,714 respectively. The increase is mainly from the advances from shareholder, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $1,123,628 and an accumulated deficit of $5,898,834 as of September 30, 2015.

Cash Flows

	For the period ended September 30, 2015	For the period ended September 30, 2014
Net cash used in operating activities	$(717,851)	$(2,326,051)

Net cash used in investing activities	(90,319)	(652,301)

Net cash provided by financing activities	750,339	2,625,958

Effect of exchange rate changes on cash and cash equivalent	(427)	9,325

Net change in cash	(58,258)	(343,069)

For the nine month ended September 30, 2014 and 2015 we spent $2,326,051 and $717,851 on operating activities. The decrease in our expenditures on operating activities was primarily due to the payment to consultant in relation to the potential project acquisition and share listing expenses in prior period. However, there is no such expense incurred and therefore decrease in operating expenses during the period.

For the nine month ended September 30, 2014 and 2015, we spent $652,301 and $90,319 on financing activities, the decrease is mainly due to acquisition of Wujiaer Hotel in prior period. However, there is no such acquisition and therefore decrease in financing activities during the period.

For the nine month ended September 30, 2014 and 2015, $2,625,958 and $750,339 was provided by financing activities, the decrease is mainly from the lesser capital contribution from shareholder during the period.

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

Dated: November 23, 2015

