Form 10-K
period 2015-12-31
Heyu Leisure Holidays Corp
filed 2016-08-03
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at
July 15, 2016

Common Stock, par value $0.0001	60,001,000
Documents incorporated by reference:	None

HEYU LEISURE HOLIDYS CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2015

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

On February 9, 2015, Heyu Leisure Holiday Corp. (“Heyu Leisure” or the “Group” or the “Registrant” ) merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Registrant to the shareholders of Heyu Capital.

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

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of December 31, 2015.

CURRENT ACTIVITIES

The Registrant specializes in managing and operating hotel chains in China via selected mergers, acquisitions and joint ventures, with a focus on providing a full range of services to its hotels and amenities to their guests.

The Registrant plans to establish hotel chains synonymous with in-house leisure, and to meet the needs of business and recreational travelers alike. To achieve this goal, the Registrant intends to be among the first budget hotels in the world to offer a wide variety of mobile office options in each of its hotels, including conference facilities, audio/video equipment, Internet access and staff that can help plan and conduct guests’ meetings.

The Registrant also plans to offer select complimentary beverages and other services to hotel guests. The Registrant will also offer memberships for Heyu Hotel leisure clubs. Club members will be entitled to complimentary drinks, food and other services when they visit club facilities.

As of December 31, 2015, the Company had sustained a net loss of $1,027,932 and had an accumulated deficit of $6,039,956.

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

There is no assurance that the Company will ever be profitable.

Item 1A.	Risk Factors

The Registrant has generated revenues, but limited profits, to date.

The Registrant has generated limited profits to date. The business model of the Registrant involves significant costs, resulting in a low margin on revenues. Coupling this fact with operating expenses incurred by the Registrant, the Registrant has only generated a small amount of total profits in the past. The Registrant hopes that as its business expands via selected mergers, acquisitions and joint ventures that the scale of the enterprise would result in a higher gross margin and net margin.

No assurance of success in operations.

There is no assurance that the Registrant’s exploration or development activities will be successful. Moreover, there is no assurance that any of the Registrant’s operations will have any ability to realize profits.

The Registrant is an early-stage company with a limited operating history, and as such, any prospective investor may have difficulty in assessing the Registrant’s profitability or performance.

Because the Registrant is an early-stage company with a limited operating history, it could be difficult for any investor to assess the performance of the Registrant or to determine whether the Registrant will meet its projected business plan. The Registrant has limited financial results upon which an investor may judge its potential. As a company still in the early stages of its life, the Registrant may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early-stage business. An investor will be required to make an investment decision based solely on the Registrant management’s history, its projected operations in light of the risks, the limited operations and financial results of the Registrant to date, and any expenses and uncertainties that may be encountered by one engaging in the Registrant’s industry.

The Registrant expects to incur additional expenses and may ultimately never be profitable.

The Registrant is an early-stage company and has a limited history of its operations. The Registrant will need to continue generating revenue in order to maintain sustained profitability. Ultimately, in spite of the Registrant’s best or reasonable efforts, the Registrant may have difficulty in generating revenues or remaining profitable.

The Registrant’s officers and directors beneficially own a majority of the Registrant’s common stock and, as a result, can exercise control over stockholder and corporate actions.

The officers and directors of the Registrant currently beneficially own approximately 79% of the Registrant’s outstanding common stock. As such, they will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Registrant’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

The Registrant depends on its management team to manage its business effectively.

The Registrant's future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the relatively early stage of the Registrant's business, its future success is highly dependent on its officers, to provide the necessary experience and background to execute the Registrant's business plan. The loss of any officer’s services could impede, particularly initially as the Registrant builds a record and reputation, its ability to develop its objectives, and as such would negatively impact the Registrant's possible overall development.

The Registrant’s Management possesses no prior experience managing a public company and the Registrant does not currently possess effective disclosure controls and procedures adequate for a public company.

Based upon their respective evaluation, the Registrant’s Managing Director and Officers have concluded that, as of December 31, 2014, the existing disclosure controls and procedures of the Registrant were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Managing Director, principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Registrant has engaged outside accounting and finance advisors to assist the Registrant in better implementing effective disclosure controls and procedures.

The Registrant’s business may be sensitive to Chinese economic conditions. A severe or prolonged downturn in the Chinese could materially and adversely affect our revenues and results of hotel operations.

The Registrant operates primarily in China within the Chinese domestic business travel and leisure industry. Accordingly, the Registrant’s financial results have been, and are expected to continue to be, affected by developments in the Chinese economy and travel industry. The travel industry is directly related to general economic trends and is highly sensitive to business and personal discretionary spending levels. Travel industry growth may decline during general economic downturns. In 2008, China was affected by the disruptions to financial markets. Although the Chinese economy recovered in 2010 and remained relatively stable in 2011 and 2012, the growth rate of China’s GDP decreased in 2013 and 2014, and it is uncertain whether this economic downturn will continue into 2015 and beyond. A prolonged downturn in the Chinese economy could erode consumer confidence, which could result in changes to consumer spending patterns for travel and lodging-related products and services.

China’s economic growth rate may materially decline in the future, which may adversely effects the Registrant’s financial condition and results of operations. Risk of a material downturn in China’s economic growth rate is based on several current or emerging factors including: (i) overinvestment by the government and businesses and excessive credit offered by banks; (ii) a rudimentary monetary policy; (iii) excessive privileges to state-owned enterprises at the expense of private enterprises; (iv) the dwindling supply of surplus labor; (v) a decrease in exports due to weaker overseas demand; and (vi) failure to boost domestic consumption.

If the Registrant is unable to generate sufficient cash, it may find it necessary to curtail acquisition and operational activities.

The Registrant’s business plan hinges on its ability to acquire, develop, market and commercialize hotels, in China. If the Registrant is unable secure external sources of funding from investors or fund raising in the capital market to acquire, develop, market and/or commercialize hotels, it would not be able to proceed with its business plan or successfully develop its planned operations at all.

The Registrant may face significant competition from companies that serve its industries.

The hotel and hospitality industry is subject to intense competition. The Registrant’s principal competitors in this industry will include major hospitality chains, smaller hotel chains, independent and local hotel owners and other well-established and recognized brands. The Registrant would be competing for individual guests, group reservations and conference business. Much of the competition for these customers is based on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms, quality of the accommodations and amenities, and customer satisfaction. The Registrant’s competitors may have greater financial and marketing resources which would allow them to improve their properties and expand and improve their marketing efforts in ways that could affect the Registrant’s ability to effectively compete for guests. If the Registrant is unable to compete successfully, its financial performance may be adversely affected.

The Registrant is subject to the potential factors of market and customer changes.

The business of the Registrant is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although the Registrant intends to carry out its plan of acquiring and operating hotels to satisfy changing customer demands in the marketplace, there can be no assurance that funds for such expenditures will be available or that the Registrant's competition will not develop similar or superior capabilities or that the Registrant will be successful in its internal efforts. The future success of the Registrant will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements by adapting its visions of potential hotels and leisure properties for purchase and improving the features and experience offered by these properties.

Insurance that the Registrant possesses is not necessarily sufficient to satisfy all potential claims that may arise against the Registrant or its officers and directors.

There is no assurance that insurance coverage that the Registrant possesses would be adequate to satisfy any potential claims made against the Registrant, its officers and directors, or its business operations. Any such liability which might arise could be substantial and may exceed the assets of the Registrant. The certificate of incorporation and by-laws of the Registrant provide for indemnification of officers and directors to the fullest extent permitted under Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate.

The Registrant holds limited intellectual property rights in China. The Registrant has not applied for intellectual property or trade secret protection in any aspect of its business in the United States. There can be no assurance that the Registrant can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services. The Registrant may choose to apply for additional intellectual property protection in the future; however, there can be no guarantee that intellectual property rights will adequately protect the Registrant or its business and operations.

There has been no prior public market for the Registrant’s securities and the lack of such a market may make resale of the stock difficult.

No prior public market has existed for the Registrant’s securities and the Registrant cannot assure any investor that a market will develop subsequent to this offering. An investor must be fully aware of the long-term nature of an investment in the Registrant. The Registrant intends to apply for quotation of its common stock on the OTC Bulletin Board as soon as possible which may be while this offering is still in process. However, the Registrant does not know if it will be successful in such application, how long such application will take, or, that if successful, that a market for the common stock will ever develop or continue on the OTC Bulletin Board. If for any reason the common stock is not listed on the OTC Bulletin Board or a public trading market does not otherwise develop, investors in the offering may have difficulty selling their common stock should they desire to do so. If the Registrant is not successful in its application for quotation on the OTC Bulletin Board, it will apply to have its securities quoted by the Pink OTC Markets, Inc., real-time quotation service for over-the-counter equities.

The offering price of the Shares has been arbitrarily determined by the Registrant and such offering should not be used by an investor as an indicator of the fair market value of the Shares.

Currently there is no public market for the Registrant’s common stock. The offering price for the Shares has been arbitrarily determined by the Registrant and does not necessarily bear any direct relationship to the assets, operations, book or other established criteria of value of the Registrant. Thus an investor should be aware that the offering price does not reflect the fair market price of the Shares.

The Registrant may complete a primary public offering (or private placement) for Shares in parallel with or immediately following this offering.

The Registrant may conduct a primary public offering (or private placement) for Shares to raise proceeds for the Registrant. Such an offering may be conducted in parallel with or immediately following this offering. Sales of additional Shares will dilute the percentage ownership of shareholders in the Registrant.

The Registrant has authorized the issuance of preferred stock with certain preferences.

The board of directors of the Registrant is authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock. The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Registrant. No such preferred shares or preferences have been issued to date, but such shares or preferences may be issued at a later time, subject to the sole discretion of the board of directors.

The Registrant does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Registrant prior to selling their interest in it.

The Registrant does not project paying dividends but anticipates that it will retain future earnings for funding the Registrant’s growth and development. Therefore, investors should not expect the Registrant to pay dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their Shares in the Registrant, if and when a market for such Shares develops. Furthermore, even if a market for the Registrant’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the Shares could lose all or a significant portion of their value from the initial price paid in this offering.

The Registrant’s stock may be considered a penny stock and any investment in the Registrant’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Shares commence trading, the trading price of the Registrant's common stock may be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Registrant’s common stock which could impact the liquidity of the Registrant’s common stock.

The Registrant's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Registrant can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Registrant has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Registrant, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Registrant's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow the Registrant to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Registrant meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd- Frank Act relating to compensation of its chief executive officer;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Registrant Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Registrant is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Registrant has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Registrant's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Registrant's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Registrant may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Registrant. As a result, investor confidence in the Registrant and the market price of its common stock may be adversely affected.

Shares of common stock in the Registrant may be subject to resale restrictions imposed by Rule 144 of the Securities and Exchange Commission

The shares of common stock held by current shareholders are considered “restricted securities” subject to the limitations of Rule 144 under the Securities Act. In general, securities may be sold pursuant to Rule 144 after being fully-paid and held for more than 12 months. Shares purchased in this Offering may be subject to Rule 144 resale restrictions, and accordingly, investors may be subject to such resale limitations.

Reliance upon Rule 144 to sell securities may be unavailable to the Registrant, due to its previous status as a shell company, and if Rule 144 is not available (pursuant to Rule 144(i)), certain shares of common stock may have no ability for sale or transfer until the Registrant is allowed to rely upon Rule 144 of the Securities and Exchange Commission

Rule 144 establishes specific criteria for determining whether a person is not engaged in a distribution of securities. Among other things, Rule 144 creates a safe harbor whereby a person satisfying the applicable conditions of the Rule 144 safe harbor is deemed not to be engaged in a distribution of the securities and therefore not an underwriter of the securities. If a purchaser of securities is unable to rely upon Rule 144 to sell securities (due to Rule 144(i)), then the securities must be registered or another exemption from registration must be found in order for the distribution of securities to be made. In the event that the securities are not registered or another exemption is not found, a purchaser of securities may not be able to sell or transfer the shares of common stock in the Registrant until such time as the Registrant is able rely upon Rule 144.

Pursuant to Rule 144(i), reliance upon Rule 144 is typically available for the resale of restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company (or an issuer that has been at any time previously a reporting or non-reporting shell company) only if the following conditions are met:

•	The issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;
•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;
•	The issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and
•	At least one year has elapsed from the time that the issuer filed current Form 10 type information with the Commission reflecting its status as an entity that is not a shell company.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

The Registrant currently leases two offices:

1) Xiamen Office 13D Alishan Plaza, Block No 2, Lvling Road, Siming District, Xiamen City, Fujian Province, 361000, China. The Registrant and its subsidiaries are currently leasing this property. The lease was commenced and used from August, 2014 and is set to expire September 30, 2015. The office is an area of 264.42 square meters. The Registrant and its subsidiaries pay a monthly rental rate of RMB 13221 (approximately $2,156). Upon executing the lease, the Registrant paid the landlord a performance guarantee in the amount of RMB 13,221 (approximately $2,156) or one month’s rent.

2) Hong Kong Virtual Office17/F, Wheelock House, 20 Pedder Street, Central, Hong Kong. The leased this office on November 1, 2014 for a team of six (6) months and is set to expire 31 December, 2015. The Registrant has paid the full lease amount of HKD 4,798 (approximately $620) for six months. The Registrant is currently in the midst of reviewing the new office tenancy, which is estimated the monthly rental of HKD 80,000 (approximately $10,322) located at Kowloon, Hong Kong with the area of 2,500 square feet.

As of December 31, 2015, the Registrant had only one leased hotel with the area of 3,000 square meters in operation, namely Wujiaer Hotel, which is located at 4F, Lotus Building, No 194 Jiahe Road, Siming District, Xiamen, China. Under lease arrangement, the company pays a quarterly rental rate of RMB 420,000 (approximately $67,740). The lease was signed October 1, 2013 for a term of ten years and is set to expire September 30, 2025.

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

Currently, there is no trading market for the securities of the Registrant. The Registrant intends to work with market-makers for its securities that will apply for quotation of its common stock on the OTC Bulletin Board. However, the Registrant does not know if any such application will be made and whether it will be successful if made, how long such application will take, or, that if successful, that a market for the common stock will ever develop or continue on the OTC Bulletin Board. There can be no assurance that the Registrant will qualify for quotation of its securities on the OTC Bulletin Board. See “RISK FACTORS”

Since inception, the Company has sold securities which were not registered as follows:

	Shares Owned
Name	Number	Percentage

Ban Siong Ang	46,389,604	77%

Tiang Lee Ng	4,272,419	7%

Hooi Pheng Ang	254,569	*

Teik Kui Ang	651,854	*

Xin Chen	109,354	*

Tek Mun Chin	340,000	*

ShuHui Dai	257,416	*

XieMing Fan	66,000	*

HaiBin Gao	80,000	*

Boon Hong Haw	2,000,000	3.3%

JianShu Huang	60,000	*

QingQiang Li	42,854	*

EnYu Lin	70,000	*

FenJin Lin	40,000	*

Wee Lee Sim	60,000	*

Swiss Teo Swee Kiong	103,064	*

Guan Chuan Tan	300,000	*

Hang Kiang Tan	60,000	*

Hung Seng Tan	1,484,423	2.5%

Hup Teong Tan	90,000	*

Kwee Huwa Tan	349,550	*

Lan Tan	78,209	*

Lee Hiang Tan	97,355	*

XiaoDi Rao	153,709	*

ShuYing Wang	105,354	*

MeiMei Weng	147,355	*

Kean Heong Wong	76,203	*

XiuHua Xian	200,000	*

MeiJiao Xu	166,354	*

ZhuEn Xu	50,000	*

TaoYing Yang	241,098	*

ZhenYu Zeng	180,354	*

DeZhao Zhang	100,000	*

XiuMei Zheng	525,355	*

BingRen Zhong	408,387	*

MeiYun Zhong	119,064	*

WenJin Zhong	121,354	*

XingEn Zhong	84,710	*

XingHua Zhong	65,032	*

* Less than 1%

Item 6.	Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the years ended December 31, 2015 and December 31, 2014

	For the years ended,
	2015	2014
Revenue	$329,514	$306,882
Cost of revenue	(486,296)	(424,501)
Operating expenses	(873,429)	(2,966,080)

The revenue increased from $306,882 to $329,514 from the years ended December 31, 2014 to December 31 2015. These increases resulted primarily from the increase of hotel room occupancy rate during the period.

The operating expenses decreased from $2,966,080 to $873,429 from years ended December 31, 2014 to December 31 2015. There was consultant fee payments to consultant related to the share listing and project fee in previous year. However, no such payments incurred in 2015 and resulted in decrease in operating costs.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2015	As at December 31, 2014
Total current assets	$208,702	$236,708
Total current liabilities	1,430,946	592,714
Working capital (deficit)	(1,222,244)	(356,006)

As of December 31, 2015 and December 31, 2014, total current assets were $208,702 and $236,708 respectively. The decrease is mainly due to decrease in cash and cash equivalent as a result of payment of hotel daily operating expenses.

As of December 31, 2015 and December 31, 2014, total current liabilities were $1,430,946 and $592,714 respectively. The increase is mainly from the advances from shareholder, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $1,222,244 and an accumulated deficit of $ 6,042,235 as of December 31, 2015.

Cash Flows

	For the year ended December 31, 2015	For the year ended December 31, 2014
Net cash (used in) operating activities	$(780,493)	$(2,678,265)
Net cash (used in) investing activities	(102,365)	(725,817)
Net cash provided by financing activities
	820,680	3,003,037
Effect of exchange rate changes on cash and cash equivalent	3,286	7,977

Net change in cash	(56,892)	(393,069)

For years ended December 31, 2014 to December 31 2015, we spent $2,678,265 and $780, 493 in operating activities. The decrease in our expenditures on operating activities was primarily due to the payment to consultant in relation to the potential project acquisition and share listing expenses in prior period. However, there is no such expense incurred and therefore decrease in operating expenses during 2015.

For years ended December 31 2014 to December 31 2015, the cash used in investing activities was $ 725,817 and $102,365 respectively. The decrease was due to we spent $598,545 in purchasing Wujiaer hotel in 2014. There is no such activity incurred in 2015.

For years ended December 31, 2014 to December 31 2015, $3,003,037 and $820,680 were provided by financing activities, the decrease is mainly from the lesser capital contribution from shareholder during the year.

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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies

Item 8.	Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2014 and 2015 are attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Internal Control Over Financial Reporting

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015, based on the those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia LLP, the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Position	Year Commenced

Boon Hong Haw	46	Chairman of the Board cum Independent
		Non-executive Director	2014

Ban Siong Ang	40	CEO,Group Managing Director and interim CFO	2014

Hung Seng Tan	53	Executive Director	2014

Guan Chuan Tan	48	Director	2014

Kean Tat Che	32	Chief Financial Officer	2014
			(Resigned on November 13, 2015)

Timi Ecimovic	73	Non-executive Director	2014

Mei Yun Zhong	39	Non-executive Director	2014

Stephan Truly Busch	65	Non-executive Director	2014

Kwee Huwa Tan	50	Non-executive Director	2014

Shanmuga Ratnam	58	Independent Non-executive Director	2014

M. Shahid Siddiqi	72	Independent Non-executive Director	2014

Hakikur Rahman	57	Independent Non-executive Director	2014

Lay Hoon Ong	42	Independent Non-executive Director	2014

Boon Hong Haw

Boon Hong Haw was appointed as a Chairman cum Independent Non-Executive Director of the Registrant in 2014. Also serves as one of the Finance, Audit, Remuneration and Risk Management Board Committee member of HEYU Group of Companies in 2014.

Mr Haw is a Business Consultant and Professor in Corporate Social Responsibility for Ansted University since September 1999.He has developed many successful portfolios for public listed companies, private limited companies, business enterprise, NGOs to World Organization, Institutions and government agencies in various countries through encouraging these entities to cultivating Corporate and Individuals Social Responsibility practices.

Mr. Haw is one of the Internationally well-known Environmentalists, Educationalists, Social Scientists, Strategic planners, authors, Peace Sustainable Makers and Consultant/Specialist on International Business & Entrepreneurial Development, leadership, Corporate Social & Sustainable Responsibilities, Financial & Economic, Management, Marketing, Cross-Cultural Resource, Human Rights and the creative management of change. Also he is an intellectual luminary of great repute and a human dynamo of hard work and unstinted service. Mr Haw individual qualifications and skills that led to the conclusion that he should serve as a Chairman and Audit and Finance Committee include his extensive and broad experience in the Hotel industry gained through his years of consultancy positions of increasing responsibility in operations, corporate planning, mergers and acquisition. He has no conflict of interest in any business arrangement involving the Registrant. He has had no convictions for any offences within the past ten years.

Ban Siong Ang

Mr. Ban Siong Ang was appointed as a Group CEO and Managing Director of the Registrant in 2014. He also served as interim CFO prior to the joining of new CFO.

He graduated from University of Southern Queensland, Australia in 1998 and completed his Doctor of Business Administration from Ansted University in 2011. Upon his graduation from Australia, he started his career and worked as Senior Officer in Bursa Malaysia Depository Sdn Bhd (formerly known as Kuala Lumpur Stock Exchange) between 1998 to2004. From 2004 to 2009, he served as Director and principal consultant for Golden Design Renovation and Construction Sdn Bhd. Between 2010 and 2011, he served as General Manager and Directors for E-World Films Production Limited, Big Mine (Hong Kong) Private Limited and Asia Morgan Foundation Financial Ltd. In 2012, he founded Heyu Group of Companies in China, Hong Kong and Malaysia. Heyu Group of Companies are engaged in Leisure and Hotels management, Club membership, Biotechnology, Finance and Investment, Food & Beverage, Brand Franchising, Advance Entertainment Technology, Event Management, Property Development and Management, land & real estate property development, etc.

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

Hung Seng Tan

Mr. Hung Seng Tan was appointed as an Executive Director of the Registrant in 2014. In July 2007, he graduated from Ansted University and possessed Bachelor degree in Civil Engineering.

Between March 1980 and February 1984, he worked at Hotels and Restaurants in the United States of America.

In June 1984, he started his own business venture in Malaysia and served as Managing Director in Mesin Engineering Sdn Bhd in the field of quarry construction and trading business. Mr Tan is a prominent hand on specialist in town with 30 year experience in the quarry business (River and Marine sand exploratory) and also in earthworks construction project to which he has completed few important infrastructure projects in Malaysia since 1984. Presently, he sits on the Directors of Mesin Engineering Sdn Bhd and Hung Seng Constructions Sdn Bhd in Malaysia since 1984.

Mr. Tan’s individual qualifications and skills that led to the conclusion that he should serve as a director and co-founder of Heyu Group of companies to oversee on hotel business, property development and risk management.

Guan Chuan Tan

Guan Chuan Tan was appointed as a Director of the Registrant in 2014. He possesses a Bachelor and Master in Business Administration from Ansted University. He has engaged in restaurant and property industry for over 30 years.

In 1998, he formed Lava Group and started his first Japanese Food Restaurant- Sushi Sam in Texas City, Texas. In 2002, he set up a Japanese and Thailand Style Restaurant- Lava Grill in Texas. In 2008, he served as Executive Director of Aniseed Group to take charge of culinary and food development. Besides that, he also expanded his business in China and started up a Vietnamese Restaurant in Shanghai, China. In 2010, he expanded another Asian style restaurant, named Lava 10, in another city of Texas. He also serve as CEO of Buddhist Temple at Dallas, Texas since 2008.

He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Registrant. He has had no convictions for any offenses within the past ten years.

Timi Ecimovic

Timi Ecimovic was appointed as a Non-Executive Director of the Registrant in 2014. He was the Ex-Chairman of the World Thinkers’ Forum cum one of the chapter’s founding members of the World Thinkers’ Panel on the Sustainable Future of Humankind (WTP-SFH) in China. He started his career as veterinary surgeon with Agriculture Institute, Nova Gorica and Ihan between 1966 and 1969. In 1969, he worked as Adviser for development of Veterinary drugs in Krka Pharmaceutical Company. Between 1970 and 1972, he held the position of Regional Veterinary Officer in Ministry of Agriculture, Dar-es-Salaam, Tanzania. From 1972 to 1975, he worked as Regional Sales and Marketing Manager in Krka Pharmaceutical Company, Slovenia. Between 1975 and 1979, he served as Financial adviser in Ljubljanska Bank for industrial co-operation and joint venture affairs. In 1981, he served as General Manager in Danjub Chemical company at Enugu in Nigeria. From 1982 to 1986, he served as Sales Manager in Emona Ipko. He started his own company namely TJE Business Advisory Centre and served for Manager between 1987 and 1993. In 1993, he worked as independent researcher registered with Ministry of Science and Technology at Ljubljana in Slovenia. From 1995 until present, he is the Director of SEM Institute for Climate change and free-lance lecturer for the climate change system, nature, space and environment protection.

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

Mr. Timi Ecimovic has been nominated by many institutions in the world for the Nobel Prize in Physics. He has been serving as Chairman for the World Thinkers’ Forum, The Chancellor of the World Philosophical Forum University, and many of his activities have been broadcasted via various media channels through press, magazines, journals TV shows and radio presentations including Kaleidoscope of the United Nations Children’s Fund (UNICEF). He is author of environmental sciences and sustainable development cum sustainable future of humankind resources books as well as listed in Who’s who publications as Global Studies Encyclopedic Directory, and Encyclopedic Directory of Known Slovenians. He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Registrant. He has had no convictions for any offences in his whole life until now.

Mei Yun Zhong

Ms. Zhong was appointed as a Non-Executive Director cum Nomination Committee member of the Registrant in 2014. From 1996 to 2000, she started her career as surgical nurse in Fuzhou General Hospital of Nanjing Military Region in China. Subsequently, she worked as Regional Agent for China Life Insurance between 2000 and 2002. From 2003 to present, she working as healthcare Regional Sales agent and Manager in New Era Guo Zeng Inc in China.

In 2013, she received her Bachelor Degree of Business Administration from Ansted University. In view of her strong interest in doing business with good leadership skill, she was appointed Non-Executive Director in 2014. She does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Registrant. She has had no convictions for any offences within the past ten years.

Stephan Truly Busch

Stephan Truly Busch was appointed as a Non-Executive Director cum Nomination Committee member of the Registrant in 2014. He has been in the teaching profession for over 40 years at different German schools in Germany. He is a well-known English teacher in Germany, also fluent in German, Bosnian, Croatian and Serbian languages. He started his career as translator/ interpreter with Energeoinvest Sarajevo between 1970 and 1973. From 1973 to present, he is working as the teacher of English and German at Wolfen buettel School in Germany. He also served as Evaluation consultant for Europe in California University FCE from 2011 until now.

He completed his Doctor of Education at Ansted University and serves as an Evaluation expert for European credentials. He has also managed several soccer teams throughout Germany. He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Registrant. He has had no convictions for any offences within the past ten years.

Kwee Huwa Tan

Kwee Huwa Tan was appointed as a Non-Executive Director cum Nomination Committee member of the Registrant in 2014. In 2014, she received her Bachelor of Business Administration from Ansted University. She does have 25 years of experience in beauty care business. Presently she is the Principal Consultant for HEYU Healthcare division in the aspect of beauty and cosmetology.

In 2000, she established Slynn International Beauty Group and working as Director until now, which is integrating scientific research, marketing, training and professional beauty in business territories covering mainland China, Southeast Asia, Europe, America and China Taiwan region. She has been enthusiastic about public welfare, involving social welfare activities and contribution diligently.

She does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Registrant. She has had no convictions for any offences within the past ten years.

Shanmuga Ratnam,

Shanmuga Ratnam was appointed as an Independent Non-Executive Director cum the Finance, Audit, Remuneration and Risk Management Board Committee member of HEYU LEISURE HOLIDAYS CORPORATION in 2014. He is retired since 2009 and was formerly a banker who served as head of department in the FOREX exchange for 25 years in a financial institution in Malaysia.

A well-known personality in his chosen profession, Mr. Ratnam is Ansted University Doctorate Alumni cum Honorary Advisory Council member in Malaysia. Also he obtained few Professional Institution Fellowship recognitions from the United Kingdom and travels extensively to various countries to serve as an invited speaker.

He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Registrant. He has had no convictions for any offences within the past ten years.

M. Shahid Siddiqi

M. Shahid Siddiqi was appointed as an Independent Non-Executive Director of the Registrant in 2014. He is one of the founding members of the World Thinkers’ Panel on the Sustainable Future of Humankind (WTP-SFH). He is a Notary Public in the State of California, United States, since 2009. He has been a Board of Advisor cum Professor in Business & Accounting for Ansted University University since March 1999. He is a retired Tax Consultant in the United States and Canada since November 2007. Besides that, he also served as president/CEO, Avon Income Tax Services since October 1990. In 1980, he was Deputy Governor for American Biographical Institute Research Association.

He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Registrant. He has had no convictions for any offences within the past ten years.

Hakikur Rahman

Md. Hakikur Rahman was appointed as an Independent Non-Executive Director of the Registrant in 2014. He is specialized in the field of Computer Engineering. He is Ansted University Doctorate alumni cum Honorary Advisory Council member. Also he is a trained and qualified Electrical & Electronics Engineer and has been serving as faculty members for various Universities in Portugal and Bangladesh. He is the Chief Editor of the Advances in Knowledge Communities and Social Networks (AKCSN) Book series and International Journal of Information and Communication technology for Human Development (IJICTHD);

He started his career as National Project Coordinator with Sustainable Development Networking Foundation (UNDP) in Bangladesh in December 1999, subsequently being promoted to executive Director in January 2007. Between November 2008 and November 2013, he served as Post-Doctoral Researcher in the University of Minho, Portugal to conduct research in the field of knowledge management and organizational learning. From April 2014 to the present, he is working as Director (Academic Services) in the Institute of Computer Management Science, responsible for the preparation of course materials and manuals for personnel from Government and Non-Government organization. He has contributed over 45 book chapters, authored/edited about 20 books and published more than 100 articles/papers on ICT for Development (e.g. knowledge management, e-governance, e-learning, data mining applications and Internet governance).

He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Registrant. He has had no convictions for any offences within the past ten years.

Lay Hoon Ong

Ms. Lay Hoon Ong, was appointed as an Independent Non-Executive Director of the Registrant in 2014. She has 20 years of experience in directing business administrative and accounting aspects in the field of Education Institution, Publication, Insurance, Business Consultancy, Manufacturing and Industrial Services. Although this kind of task is considered extremely challenging but she never stopped learning the new approaches and improve herself along the journey as a dedicated Administrative Management Director. In view of her international voluntary contributions for many successful conference event projects, she was awarded an Honorary Doctorate degree BALKAN Academy of Science, Technology and Management in Sofia, Bulgaria in 2005. In addition, she also sits on the Directors of several private limited companies in Malaysia.

She started her career as an Insurance Financial Planner with SimeAxa Assurance Berhad between December 1993 and July 1999. Between September 1999 and August 2003, she was the Deputy Director for Ansted Asia Regional Service Center to overseeing and managing international projects in Asia and the United Kingdom. Between September 2003 and August 2010, she served as Director cum Shareholder for Best Team Industrial Services. From September 2010 to the present, she serves as Director cum Shareholder for Best Team Manufacturing and Trading Sdn. Bhd to overseeing and directing Administrative and Account Department of Best Team Group of Companies.

She has no conflict of interest in any business arrangement involving the Registrant. She has had no convictions for any offences within the past ten years.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Registrant's board of directors has reviewed the materiality of any relationship that each of the directors has with the Registrant, either directly or indirectly. Based on this review, the board currently has five independent directors.

Committees and Terms

The Board of Directors (the “Board”) has established two committees, which are the Finance, Audit and Risk Management committee and nominations committee. The Registrant has adopted a charter for each of the board committees. Each committee’s members and functions are described below.

Finance, Audit and Risk Management Committee

Our audit committee consists of four directors, namely Mr. Shanmuga Ratnam, Mr Boon Hong Haw, Mr Ban Siong Ang and Mr Hung Seng Tan. Our board of directors has determined that Mr. Shanmuga Ratnam is qualified as an audit committee financial expert within the meaning of the SEC regulations. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

• selecting the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

• setting clear hiring policies for employees or former employees of the independent auditors;

• reviewing with the independent auditors any audit problems or difficulties and management’s response;

• reviewing and approving all proposed related-party transactions;

• discussing the annual audited financial statements with management and the independent auditors;

• discussing with management and the independent auditors major issues regarding accounting principles and financial statement presentations;

• reviewing reports prepared by management or the independent auditors relating to significant financial reporting issues and judgments;

• reviewing with management and the independent auditors related-party transactions and off-balance sheet transactions and structures;

• reviewing with management and the independent auditors the effect of regulatory and accounting initiatives and actions;

• reviewing policies with respect to risk assessment and risk management;

• reviewing our disclosure controls and procedures and internal control over financial reporting;

• timely reviewing reports from the independent auditors regarding all critical accounting policies and practices to be used by our company, all alternative treatments of financial information within GAAP that have been discussed with management and all other material written communications between the independent auditors and management;

• establishing procedures for the receipt, retention and treatment of complaints received from our employees regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

• annually reviewing and reassessing the adequacy of our audit committee charter;

• such other matters that are specifically delegated to our audit committee by our board of directors from time to time; and

• meeting separately, periodically, with management, the internal auditors and the independent auditors.

Nomination Committee

Our Nomination committee consists of Ms. Kwee Huwa Tan, Mr. Truly Bush and Ms. Mei Yun Zhong. The nomination committee is responsible for, among other things:

• Making recommendations as to the size, composition, structure, operations, performance and effectiveness of the Board;

• Overseeing the Company’s chief executive officer (“CEO”) succession planning process

• Conducting an annual review of the Company’s CEO and non-independent chairman, if any;

• Developing and recommending to the Board a set of corporate governance principles, including independence standards; and

• taking a leadership role in shaping the corporate governance of the Company.

Item 11.	Executive Compensation

			Aggregate
		Annual	Annual	Accrued				All	Annual
		Earned	Payments	Salary Since		Stock and	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	Compensation	Total

Boon Hong Haw Chairman	2015	$120,000	$0	$120,000	$0	-	-	-	$120,000
	2014	$120,000	$0	$120,000	$0	-	-	-	$120,000
Ban Siong Ang	2015	$180,000	$0	$180,000	$0	-	-	-	$180,000
CEO and	2014	$180,000	$0	$180,000	$0	-	-	-	$180,000
Group Managing Director

Hung Seng Tan	2015	$72,000	$0	$72,000	$0	-	-	-	$72,000
Executive Director	2014	$72,000	$0	$72,000	$0	-	-	-	$72,000

Guan Chuan Tan	2015	$24,000	$0	$24,000	$0	-	-	-	$24,000
Director	2014	$24,000	$0	$24,000	$0	-	-	-	$24,000

Kean Tat Che	2015	$72,000	$0	$72,000	$0	-	-	-	$72,000
Former Chief Financial Officer Resigned on November 13, 2015	2014	$72,000	$0	$72,000	$0	-	-	-	$72,000

The Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Registrant or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Registrant currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Registrant plans to implement certain such benefits after sufficient funds are realized or raised by the Registrant (see “Anticipated Officer and Director Remuneration” below.)

Employment Agreements

The Registrant enters into and maintains customary employment agreements with each of its officers and employees.

The employees receive health insurance benefits. The Registrant provides the health insurance coverage to all Registrant staff after a probation period.

The Registrant also offers an Employee Provident Fund as a provision of retirement funds. All Registrant staff are entitled to participate in this fund after a probation period. The contribution of the Employee Provident Fund is from Employer and Employee. The Registrant will match up to five percent of the Employee’s salary towards a contribution.

The Registrant also provides a food allowance. The food allowance is provided to the hotel staff only, of up to RMB 10.00 per working shift.

The Registrant may offer additional fringe and welfare benefits in the future as the Registrant’s profits grow and/or the Registrant secures additional outside financing or its profits from operations allow expenditure on such items.

Anticipated Officer and Director Remuneration

The Registrant pays reduced levels of compensation to its officers and director at present. The Registrant intends to pay regular, competitive annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Registrant reaches greater profitability, experiences larger and more sustained positive cash flow and/or obtains additional funding. At such time, the Registrant anticipates offering additional cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Registrant anticipates that its officers and directors will be provided with additional fringe benefits and perquisites at subsidizes rates, or at the sole expense of the Registrant, as may be determined on a case-by-case basis by the Registrant in its sole discretion. In addition, the Registrant may plan to offer 401(k) matching funds as a retirement benefit at a later time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock.

			Percent of
		Number of Shares of	Class
Name	Position	Common Stock

Ban Siong Ang	CEO, and Group Managing Director	46,388,604	77%

Tiang Lee Ng	5% Shareholder	4,272,419	7%

Total owned by officers and directors		46,388,604	77%

Item 13.	Certain Relationships and Related Transactions and Director Independence

Ban Siong Ang is the majority shareholder of the Company and also serves as its Chief Executive Director and interim Chief Financial Offier. Hung Seng Tan is the brother-in-law of Ban Siong Ang.

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

	December 31, 2014	December 31, 2015

Audit-Related Fees	$25,000	$65,000

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2015 and 2014.

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

HEYU LEISURE HOLIDAYS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heyu Leisure Holidays Corporation and its subsidiaries

We have audited the balance sheets of Heyu Leisure Holidays Corporation and its subsidiaries. (the “Group”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2015 and 2014 and the groups’ result of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the consolidated financial statements, the Group has incurred an accumulated deficit of $6,039,956 and $5,012,024 for the years ended December 31, 2015 and 2014, respectively. This raises substantial doubt about the Group’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

August 03, 2016

Newport Beach, CA

HEYU LEISURE HOLIDAYS CORPORATION

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$2,762	$61,654
Account receivable, net	9,388	2,790
Prepayment	801	46,611
Inventory	1,429	1,841
Amount due from related parties	194,322	123,812

Total current assets	208,702	236,708

Other assets
Deposit, non-current	21,138	23,951
Prepayment	669	1,967
Property and leasehold improvements, net	277,776	427,119
Intangible asset	5,210	6,353

Total non-current assets	304,793	459,390

Total assets	513,495	696,098

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY

Current liabilities
Account payable	13,297	47,107
Amount due to related parties	1,192,387	515,980
Other payables and accruals	186,757	-
Tax payable	38,505	29,627

Total liabilities	1,430,946	592,714

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,000,000 shares issued and outstanding as of December 31,2015 and December 31, 2014, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(6,039,956)	(5,012,024)
Accumulated other comprehensive income	17,758	10,661
Total stockholders' (deficit)/ equity	(917,451)	103,384

Total liabilities and stockholders' (deficit)/ equity	$513,495	$696,098

The accompanying notes are an integral part of these consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Consolidated Statements of Operations

	For the year ended
	December 31, 2015	December 31, 2014
Revenue	$329,514	$306,882
Cost of revenue	486,296	424,501

Gross Loss	(156,782)	(117,619)
Operating costs and expenses:
Selling expenses	9,374	22,864

General & Administrative expenses	860,648	2,940,557
Finance expenses	1,128	2,659

Loss before income taxes	(1,027,932)	(3,083,699)

Income tax
Net loss	(1,027,932)	(3,083,699)

Other comprehensive income
Foreign currency translation adjustments	7,097	9,367
Comprehensive income	$(1,020,835)	$(3,074,332)

Loss per share-basic and diluted	$(0.2)	$(0.12)

Weighted average shares-basic and diluted	60,000,890	25,167,123

The accompanying notes are an integral part of these consolidated financial statements

HEYU LEISURE HOLIDAYS

CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity/(Deficit)

Balance December 31, 2013	20,000,000	$2,000	$2,338,299	$(1,928,326)	$1,295	$413,268

Net Loss	-	-	-	(3,083,698)	-	(3,083,698)

Redemption of common stock	(20,000,000)	(2,000)	-	-	-	(2,000)

Issuance of common stock	60,000,000	6,000	-	-	-	6,000

Shareholder contribution	-	-	2,760,448	-	-	2,760,448

Foreign exchange gain/loss	-	-	-	-	9,366	9,366

Balance, December 31, 2014	60,000,000	$6,000	$5,098,747	$(5,012,024)	$10,661	$103,384

Net Loss	-	-	-	$(1,027,932)	$-	$(1,027,932)

Shareholder contribution	-	-	-	-	-	$-

Capital transaction-under common control	1,000	0.1	(0.1)	-	-	-

Foreign exchange gain/loss	-	-	-	7,097	7,097

Balance, December 31, 2015	60,001,000	$6,000	$5,098,747	$(6,039,956)	17,758	$(917,451)

The accompanying notes are an integral part of these consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Consolidated Statements of Cash Flows

	For the twelve months ended December 31, 2015	For the twelve months ended December 31, 2014
Operating activities
Net loss	$(1,027,932)	$(3,083,698)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	138,568	71,550
Impairment of goodwill		264,477

Changes in operating assets and liabilities:
Account receivable	(7,043)	3,323
Inventory	328	1,962
Prepaid expense and prepaid rent	46,484	17,173
Deposit	1,608	(172)
Account payable	(27,933)	40,191
Other payables	95,427	6,929

Net cash (used in) operating activities	(780,493)	(2,678,265)

Investing activities:
Purchase of leasehold improvement	1,673	(1,692)
Purchase of property and equipment	(7,175)	(49,265)
Amount due from a related party	(96,863)	(76,315)
Purchase of Wujiaer hotel, net of cash acquired		(598,545)
Net cash (used in) investing activities	(102,365)	(725,817)

Financing activities
Amount due to a related party	820,680	237,273
Proceeds from issuance of common stock		100
Redemption of common stock		(2,000)
Shareholder contribution		2,767,664
Net cash flows provided by financing activities	820,680	3,003,037

Effect of exchange rate changes on cash and cash equivalent	3,286	7,976
Net decrease in cash	(58,892)	(393,069)
Cash at the beginning of the year	61,654	454,723
Cash at the end of the year	$2,762	$61,654

The accompanying notes are an integral part of these consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Heyu Leisure Holidays Corporation ("Heyu Leisure" or "the Group") was incorporated on July 9, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Heyu Leisure Holidays Corporation. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On February 9, 2015, Heyu Leisure Holiday Corp. (“Heyu Leisure” or the “Group” or the “Registrant” ) merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Registrant to the shareholders of Heyu Capital.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

The transaction has been accounted for as a business combination under a method similar to the pooling-of-interest method ("Pooling-of-Interest") as the Registrant and Heyu Capital are both under common control with by our majority shareholder. In accordance with Accounting Standards Codification (“ASC”) 805-50-25, it indicated that the financial statements of the receiving entity shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Further in 805-50-45-5, indicated that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information. All adjusted financial statements and financial summaries shall indicate clearly that financial data of previously separate entities are combined.

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

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of December 31, 2015 after the acquisition.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

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

USE OF ESTIMATES

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from leased hotel is derived from hotel operations, mainly including the rental of rooms, food and beverages sales from leased hotels. Revenue is recognized when rooms are occupied and food and beverage are sold. Persuasive evidence of an arrangement, fixed price, and service delivered and collection reasonably assured.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Group evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Group measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. There is no impairment as of December 31 2015.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

INTANGIBLE ASSETS

Intangible assets with definite useful lives, representing software, are amortized over their estimated useful lives of 5 years using the straight-line method, which represents the economic benefit pattern of the intangible assets.

LEASE

A lease of which substantially all the benefits and risks incidental to ownership remain with the lessor is classified as an operating lease. The Group is currently classified it as operating lease.

CONCENTRATION OF RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash and accounts receivable. The Group places its cash with high quality banking institutions. The Group didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015 and December 31, 2014 respectively. And the Group periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015 and December 31, 2014 respectively.

ACQUISITION OF BUSINESS

Acquisition of interest in Heyu Capital Limited

Pursuant to a Sale and Purchase Agreement dated February 9, 2015 between the Company and Ang Ban Siong, the Company issued shares of its common stock to shareholder of Heyu Capital at a rate of 1,000 shares of the Company’s common stock for 100% of the equity of Heyu Capital Limited.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

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

Acquisition of interest in Wujiaer Hotel Co Ltd through Xiamen Heyu Hotel Management Co Ltd

Pursuant to a Sale and Purchase Agreement dated January 25, 2014 between the Xiamen Heyu Hotel Management Co Ltd and Lv Dun Zhi, the Company acquired 100% of the equity interests in Wujiaer Hotel Co Ltd with the total purchase price $622,379 in cash. The fair value of the acquired entity was $ 622,379.

The transaction was considered as a business acquisition and accordingly the acquisition method of accounting has been applied. The acquired net assets were recorded at their estimated fair values on the acquisition date. The acquired goodwill is not deductible for tax purposes.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

NOTE 2- PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31, 2015	As of December 31, 2014
Cost:
Leasehold improvement	$142,967	$499,225
Furniture, fixtures and equipment	471,110	143,727

Total Cost:	614,077	642,952
Less: Accumulated depreciation	(336,301)	(215,833)

Total:	$277,776	$427,119

Depreciation expense was $120,468 and $70,699 for the period ended December 31, 2015 and December 31, 2014, respectively.

NOTE 3 -DEPOSIT, NON-CURRENT

	As of December 31, 2015	As of December 31, 2014

Deposit for lease of the hotel building	$21,138	$23,951

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

 NOTE 4 –OTHER PAYABLE

	As of December 31, 2015	As of December 31, 2014
Payroll Payable	$117,590	$-
Rent Payable	69,167	-
Total:	$186,757	$-

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

 NOTE 5-INCOME TAX PAYABLE

United States

Heyu Leisure Holidays Corporation is incorporated in United States, and is subject to corporate income tax rate of 34%. As of December 31, 2015, the company has net operating losses of approximately $122,219 that begin expiring in 2031. The potential benefit of the company’s net operating losses has not been recognised in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

Hong Kong

Heyu Capital Limited is subject to Hong Kong profit tax at a rate of 16.5% in 2014 and 2015. No Hong Kong profit tax has been provided as the Group has not had assessable profit that was earned in or derived from Hong Kong during the period presented. As of December 31, 2015, HK entity has net operating losses of approximately $4,558,230. Valuation allowance has been fully provided since it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

China

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of December 31, 2015, the PRC entities have net operating losses of approximately $1,166,503 that begin expiring in 2018. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant

	December 31, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$1,085,288	$829,153
Valuation allowance	(1,085,288)	(829,153)
Net deferred tax assets	$-	$-

The Taxes payable was $29,627 and $38,505 as of December 31, 2014 and December 31, 2015:

	As at December 31, 2015	As at December 31, 2014
Business tax payable	$25,619	19,126
Urban Construction tax payable	1,793	1,338
Others	11,093	9,163

Total	$38,505	$29,627

NOTE 6- COMMITTMENT

Operating lease commitment

The Group has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancellable lease agreement as follow:

Year:

2016	$271,812
2017	291,701
2018	291,701
2019	299,003
2020 and after	1,941,332
$3,095,549

Under the lease arrangements, the Group pay rent on a quarterly basis.

NOTE 7-LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015 and December 31, 2014, there are no outstanding dilutive securities.

NOTE 8 - GOING CONCERN

The Group has sustained operating losses of $6,039,956 since inception. The Group’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. The Company is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

NOTE 10 STOCKHOLDER'S EQUITY/ (Deficit)

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

On February 9, 2015, Heyu Leisure Holiday Corp. (“Heyu Leisure” or the “Company” or the “Registrant” ) merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Company acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Company to the shareholders of Heyu Capital.

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

NOTE 11 RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. Those related parties are controlled by Ang Ban Siong and who is served as the Director of the companies.

Amount due from related parties are related to the advances to stockholder/ related companies as $194,322 and $123,812 respectively for December 31 2015 and 2014.

Amount due to a related party is comprised of the advances from the stockholder/ related companies for working capital of group as of $ 1,192,387 and $515,980 respectively for December 31 2015 and 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEYU LEISURE HOLIDAYS CORPORATION
Formerly Cloud Run Acquisition Corporation

	By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

Dated: August 03, 2016

	By:	/s/ Ban Siong Ang
Interim Chief Financial Officer (Principal Financial Officer)

Dated: August 03, 2016

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Ban Siong Ang	Director	August 03, 2016