Form 10-Q
period 2016-03-31
Heyu Leisure Holidays Corp
filed 2016-09-06
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at September 2, 2016

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended March 31, 2016

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$2,660	$2,762
Account receivable, net	4,707	9,388
Prepayment	-	801
Inventory	884	1,429
Amount due from related parties	21,692	194,322

	29,943	208,702

Other assets
Deposit, non-current	21,224	21,138
Prepayment	566	669
Property and leasehold improvement, net	241,819	277,776
Intangible asset	5,028	5,210

	268,637	304,793

Total assets	298,580	513,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Account payable	18,697	13,297
Amount due to related parties	1,094,069	1,192,387
Other payables and accruals	293,483	186,757
Tax payable	41,471	38,505

Total liabilities	1,447,720	1,430,946

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,000,000 shares issued and outstanding as of March 31,2016 and December 31, 2015, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(6,268,652)	(6,039,956)
Accumulated other comprehensive income	14,765	17,758
Total stockholders' deficit	(1,149,140)	(917,451)

Total liabilities and stockholders' Deficit	$298,580	$513,495

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations

	For the three months ended 2016	For the three months ended 2015
Revenue	$37,148	$65,274
Cost of revenue	108,260	121,327
Gross Profit (Loss)	(71,112)	(56,053)
Operating costs and expenses:
Selling expenses	703	1,261

Operating expenses	156,643	221,207
Finance expenses	238	(612)
Loss before income taxes	(228,696)	(277,909)
	-	-
Income tax
Net loss	$(228,696)	$(277,909)

Other comprehensive income
Foreign currency translation adjustments	(2,993)	9,366
Comprehensive income	$(231,689)	$(268,543)

Loss per share-basic and diluted	(0.00)	(0.00)

Weighted average shares-basic and diluted	60,000,001	60,000,556

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For 3 months ended March 31, 2016	For 3 months ended March 31, 2015
Cash flow from operating activities
Net loss	(228,696)	(277,909)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,779	34,776
Changes in operating assets and liabilities:
Account receivable	4,655	(6,935)
Inventory	544	(802)
Prepaid expense and prepaid rent	898	24,324

Account payable	5,274	3,670
Other payables	93,026	28,991

Net cash used in operating activities	(87,520)	(193,885)

Cash flow from investing activities:
Amount due from related parties	188,096	2,176
Net cash provided by investing activities	188,096	2,176

Cash flows from financing activities
Amount due to a related party	(102,958)	109,544
Shareholder contribution	-	27,594
Net cash flows provided by (used in) financing activities	(102,958)	137,138

Effect of exchange rate changes on cash	2,280	(2,428)
Net increase/(decrease) in cash	(102)	(56,999)
Cash at the beginning of the period	2,762	61,654
Cash at the end of the period	2,660	4,655

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Noted to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Heyu Leisure Holidays Corporation ("Heyu Leisure" or "the Group") was incorporated on July 9, 2013 under the laws of the state of Delaware.

On February 9, 2015, Heyu Leisure Holiday Corp. (“Heyu Leisure” or the “Group” or the “Registrant”) merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Registrant to the shareholders of Heyu Capital.

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

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of March 31, 2016 after the acquisition.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the period ended March 31, 2016 as filed with the SEC.

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

The Group evaluates our business relationships such as those with franchisees to identify potential variable interest entities. Generally, these businesses qualify for the business scope exception under the consolidation guidance. Therefore, we have concluded that consolidation of any such entities is not appropriate for the periods.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Group evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Group measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. There is no impairment as of March 31 2016.

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

CONCENTRATION OF RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash and accounts receivable. The Group places its cash with high quality banking institutions. The Group didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016 and December 31, 2015 respectively. And the Group periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016 and December 31, 2015 respectively.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2016 (Unaudited)	As of December 31, 2015

Cost:
Leasehold improvement	$143,546	$142,967
Furniture, fixtures and equipment	473,020	471,110

	616,566	614,077
Less: Accumulated depreciation	(374,747)	(336,301)

	$241,819	$277,776

Depreciation expense was $36,779 and $34,776 for the period ended March 31, 2016 and 2015 respectively.

NOTE 3 – DEPOSIT PAYMENT TO A RELATED PARTY

	As of March 31, 2016 (Unaudited)	As of December 31, 2015

Deposit for lease of the hotel building	$21,224	$21,138

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 –OTHER PAYABLE

	As of March 31,2016 (Unaudited)	As of December 31,2015

Payroll Payable	$126,650	$117,590
Rent Payable	166,833	69,167
Total:	$293,483	$186,757

NOTE 5 – COMMITMENT

Operating lease commitment

The Group has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

Future minimum lease payments under non-cancellable lease agreement as follow:

Year:

2017	$275,659
2018	275,659
2019	282,551
2020	303,225
2021 and after	1,531,288
$2,668,383

Under the lease arrangements, the Group pay rent on a quarterly basis.

NOTE 6 – LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2016 and December 31, 2015, there are no outstanding dilutive securities.

NOTE 7 – GOING CONCERN

The Group has sustained operating losses of $6,268,652 since inception. The Group’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – STOCKHOLDER'S EQUITY

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Amount due from related parties are related to the advances to stockholder/ related companies as $21,692 and $194,322 respectively for March 31, 2016 and December 31 2015, respectively.

Amount due to a related party is comprised of the advances from the stockholder/ related companies for working capital of group as of $ 1,094,069 and $1,192,387 respectively for March 31, 2016 and December 31 2015, respectively

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

Results of Operations for the period ended March 31, 2016 and March 31, 2015

	For the three month ended,
	2016	2015
Revenue	$37,148	$65,274
Cost of revenue	(108,260)	(121,327)
Operating expenses	(156,643)	(221,207)

The revenue decreased from $65,274 to $37,148 from the three months ended March 31, 2015 to the three months ended March 31, 2016. These decreases resulted primarily from the external construction project in 2016.

The decrease in Cost of revenue is consistent with the decrease of revenue from the three months ended March 31, 2016 to March 31, 2015. The cost of revenue consists of water, electricity, rental and related taxes of hotel.

The Group operating expenses decreased from $ 221,207 to $156,643 from the three months ended March 31, 2015 to March 31, 2016. The decrease in operating expense was consistent with decrease in revenue and the control of operation budget in 2016.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2016	As at December 31, 2015
Total current assets	$29,943	$208,702
Total current liabilities	1,447, 720	1,430,946
Working capital (deficit)	(1,417,777)	(1,222,244)

As of March 31, 2016 and December 31, 2015, total current assets were $29,943 and $208,702 respectively. The decrease is mainly due to decrease in cash and cash equivalent as a result of payment of hotel daily operating expenses.

As of March 31, 2016 and December 31, 2015, total current liabilities were $1,447,720 and $1,430,946 respectively. The increase is mainly from the advances from shareholder, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $1,417,777 and an accumulated deficit of $ 6,268,652 as of March 31, 2016. The Company’s continuation as a going concern is dependent on our ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

Cash Flows

	For the period ended March 31, 2016	For the period ended March 31, 2015
Net cash used in operating activities	$(87,520)	$(193.885)

Net cash provided by (used in) investing activities	188,096	2,176

Net cash provided by financing activities	(102,958)	137,138

Effect of exchange rate changes on cash and cash equivalent	2,280	(2,428)

Net change in cash	(102)	(56,999)

For the three month ended March 31, 2016 and 2015 we spent $87,520 and $193,885 on operating activities. The decrease in our expenditures on operating activities was primarily due to the payment to consultant in relation to the potential project acquisition and share listing expenses in prior period. However, there is no such expense incurred and therefore decrease in operating expenses during the period.

For the three month ended March 31, 2016 and 2015, $188,096 and $2,176 were provided by investing activities, the increase is rom collection from the due from related parties during the period.

For the three month ended March 31, 2016 and 2015, $102,958 and $137,138 were used and provided by financing activities, the change is from repayment to related parties during the period.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as follows:

(1)	On July 9, 2013, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000.00. Subsequently, in January 2014, the Registrant redeemed an aggregate of 10,000,000 of these shares for the redemption price of $1,000.00. On July 9, 2013, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration paid of $1,000.00. Subsequently, in January 2014, the Registrant redeemed an aggregate of 10,000,000 of these shares for the redemption price of $1,000.00

(2)	On January 13, 2014, 1,000,000 shares of common stock were issued by the Registrant to Ban Siong Ang pursuant to a change of control in the Registrant. The aggregate consideration paid for these shares was $100.

(3)	From July 1, 2014 through September 1, 2014, 59,000,000 shares of common stock were issued by the Registrant to the shareholders named below pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Registrant in which no underwriting discounts or commissions applied to any of the transactions set forth below. The Registrant conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Registrant in conducting the offering.

	Shares Owned
Name	Number	Percentage

Ban Siong Ang	46,389,604	77%

Tiang Lee Ng	4,272,419	7%

Hooi Pheng Ang	254,569	*

Teik Kui Ang	651,854	*

Xin Chen	109,354	*

Tek Mun Chin	340,000	*

ShuHui Dai	257,416	*

XieMing Fan	66,000	*

HaiBin Gao	80,000	*

Boon Hong Haw	2,000,000	3.3%

JianShu Huang	60,000	*

QingQiang Li	42,854	*

EnYu Lin	70,000	*

FenJin Lin	40,000	*

	Shares Owned
Name	Number	Percentage

Wee Lee Sim	60,000	*

Swiss Teo Swee Kiong	103,064	*

Guan Chuan Tan	300,000	*

Hang Kiang Tan	60,000	*

Hung Seng Tan	1,484,423	2.5%

Hup Teong Tan	90,000	*

Kwee Huwa Tan	349,550	*

Lan Tan	78,209	*

Lee Hiang Tan	97,355	*

XiaoDi Rao	153,709	*

ShuYing Wang	105,354	*

MeiMei Weng	147,355	*

Kean Heong Wong	76,203	*

XiuHua Xian	200,000	*

MeiJiao Xu	166,354	*

ZhuEn Xu	50,000	*

TaoYing Yang	241,098	*

ZhenYu Zeng	180,354	*

DeZhao Zhang	100,000	*

XiuMei Zheng	525,355	*

BingRen Zhong	408,387	*

MeiYun Zhong	119,064	*

WenJin Zhong	121,354	*

XingEn Zhong	84,710	*

XingHua Zhong	65,032	*

(4)	On February 9, 2015, pursuant to the stock-for-stock acquisition of Heyu Capital Ltd, the Registrant issued 1,000 shares of Common stock to Ban Siong Ang.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable.

(b)	Item 407(c)(3) of Regulation S-K:

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

HEYU LEISURE HOLIDAYS CORPORATION

By:   /s/ Ban Siong Ang

Chief Executive Officer (Principal Executive Officer)

By:   /s/ Ban Siong Ang

Chief Financial Officer (Principal Financial Officer)

Dated:   September 6, 2016