Form 10-Q
period 2016-06-30
Heyu Leisure Holidays Corp
filed 2016-10-03
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

 Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at September 26, 2016

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended June 30, 2016

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$3,260	$2,762
Account receivable, net	-	9,388
Prepayment	-	801
Inventory	293	1,429
Amount due from related parties	21,627	194,322

	25,180	208,702

Other assets
Deposit, non-current	20,396	21,138
Prepayment	447	669
Property and leasehold improvement, net	204,243	277,776
Intangible asset	4,696	5,210

	229,782	304,793

Total assets	254,962	513,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Account payable	18,234	13,297
Amount due to related parties	1,125,669	1,192,387
Other payables and accruals	328,524	186,757
Tax payable	42,266	38,505

Total liabilities	1,514,693	1,430,946

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,000,000 shares issued and outstanding as of June 30,2016 and December 31, 2015, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(6,386,439)	(6,039,956)
Accumulated other comprehensive income	21,961	17,758
Total stockholders' deficit	(1,259,731)	(917,451)

Total liabilities and stockholders' Deficit	$254,962	$513,495

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June, 30 2016	June, 30 2015	June, 30 2016	June, 30 2015
Revenue	$22,121	$79,595	$59,269	$144,869
Cost of revenue	75,537	128,744	183,797	250,071

Gross Loss	(53,416)	(49,149)	(124,528)	(105,202)
Operating costs and expenses:
Selling expenses	107	1,962	810	3,223

Operating expenses	64,065	293,679	220,708	514,886
Finance expenses	199	627	437	15

Loss before income taxes	(117,787)	(345,417)	(346,483)	(623,326)

Income tax	-	-	-	-
Net loss	(117,787)	(345,417)	(346,483)	(623,326)

Other comprehensive income
Foreign currency translation adjustments	7,196	3,260	4,203	1,650
Comprehensive income (loss)	$(110,591)	$(342,157)	$(342,280)	$(621,676)

Loss per share-basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares-basic and diluted	60,001,000	60,001,000	60,001,000	60,001,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For 6 months ended June 30, 2016	For 6 months ended June 30, 2015
Cash flow from operating activities
Net loss	$(346,483)	$(623,326)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,656	71,271
Changes in operating assets and liabilities:
Account receivable	9,324	(6,373)
Inventory	1,121	(209)
Prepaid expense and prepaid rent	1,265	44,919

Account payable	5,330	(20,372)
Other payables	139,013	41,432

Net cash used in operating activities	(121,774	(492,658)

Cash flow from investing activities:
Amount due from related parties	201,674	46,543
Purchase of property and equipment		(7,376)
Net cash provided by investing activities	201,674	39,167

Cash flows from financing activities
Amount due to a related party	(79,397)	396,521
Net cash flows provided by (used in) financing activities	(79,397)	396,521

Effect of exchange rate changes on cash	(5)	118
Net increase/(decrease) in cash	498	(56,852)
Cash at the beginning of the period	2,762	61,654
Cash at the end of the period	$3,260	$4 ,802

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

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

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of June 30, 2016 after the acquisition.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the period ended December 31, 2015 as filed with the SEC.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Group evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Group measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. There is no impairment as of June 30, 2016.

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

CONCENTRATION OF RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash and accounts receivable. The Group places its cash with high quality banking institutions. The Group didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016 and December 31, 2015 respectively. And the Group periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

FOREIGN CURRENCY TRANSLATION

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016 and December 31, 2015 respectively.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2016 (Unaudited)	As of December 31, 2015
Cost:
Leasehold improvement	$139,681	$142,967
Furniture, fixtures and equipment	460,282	471,110

	599,963	614,077
Less: Accumulated depreciation	(395,720)	(336,301)

	$204,243	$277,776

Depreciation expense was $ 68,256 and $71,271 for the period ended June 30, 2016 and 2015 respectively.

NOTE 3 – DEPOSIT PAYMENT TO A RELATED PARTY

	As of June 30, 2016 (Unaudited)	As of December 31, 2015
Deposit for lease of the hotel building	$20,396	$21,138

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

NOTE 4 – OTHER PAYABLE

	As of June 30, 2016 (Unaudited)	As of December 31, 2015
Payroll Payable	$120,968	$117,590
Rent Payable	207,556	69,167
Total:	$328,524	$186,757

NOTE 5 – COMMITMENT

Operating lease commitment

The Group has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

Future minimum lease payments under non-cancellable lease agreement as follow:

Year:

2017	$275,659
2018	275,659
2019	282,551
2020	303,225
2021 and after	1,531,288
$2,668,382

Under the lease arrangements, the Group pay rent on a quarterly basis.

NOTE 6 – LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016 and December 31, 2015, there are no outstanding dilutive securities.

NOTE 7 – GOING CONCERN

The Group has sustained operating losses of $6,386,439 since inception. The Group’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this new guidance on its financial position, results of operations and disclosures.

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

Amount due from related parties are related to the advances to stockholder/ related companies as $21,672 and $194,322 respectively for June 30, 2016 and December 31 2015, respectively.

Amount due to a related party is comprised of the advances from the stockholder/ related companies for working capital of group as of $ 1,125,669 and $1,192,387 respectively for June 30, 2016 and December 31 2015, respectively

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

Results of Operations for six months and three months ended June 30, 2016 and June 30, 2015

	For the three month ended June 30,		For the six month ended June 30,
	2016	2015	2016	2015
Revenue	$22,121	$79,595	$59,269	$144,869
Cost of revenue	(75,537)	(128,774)	(183,797)	(250,071)
Operating expenses	(64,065)	(293,679)	(220,708)	(514,886)

The revenue decreased from $79,595 to $22,121 from the three months ended June 30, 2015 to the three months ended June 30, 2016. The revenue decreased from $144,869 to $59,269 from the six months ended June 30, 2015 to the six months ended June 30, 2016.These decreases resulted primarily from the external construction project in 2016.

The decrease in Cost of revenue is consistent with the decrease of revenue from the three, six months ended June 30, 2016 to June 30, 2015, respectively. The cost of revenue consists of water, electricity, rental and related taxes of hotel.

The Group operating expenses decreased from $ 293,679 to $64,065 from the three months ended June 30, 2015 to June 30, 2016. The Group operating expenses decreased from $ 514,886 to $220,708 from the six months ended June 30, 2015 to June 30, 2016. The decrease in operating expense was consistent with decrease in revenue and the control of operation budget in 2016.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2016	As at December 31, 2015
Total current assets	$25,180	$208,702
Total current liabilities	1,514,693	1,430,946
Working capital (deficit)	(1,489,513)	(1,222,244)

As of June 30, 2016 and December 31, 2015, total current assets were $25,180 and $208,702 respectively. The decrease is mainly due to decrease in cash and cash equivalent as a result of payment of hotel daily operating expenses.

As of June 30, 2016 and December 31, 2015, total current liabilities were $1,514,693 and $1,430,946 respectively. The increase is mainly from the advances from shareholder, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $1,489,513 and an accumulated deficit of $ 6,386,439 as of June 30, 2016. The Company’s continuation as a going concern is dependent on our ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

Cash Flows

	For the period ended June 30, 2016	For the period ended June 30, 2015
Net cash used in operating activities	$(121,774)	$(492,658)

Net cash provided by (used in) investing activities	201,674	39,167

Net cash provided by financing activities	(79,397)	396,521

Effect of exchange rate changes on cash and cash equivalent	5	118

Net change in cash	498	(56,852)

For the six month ended June 30, 2016 and 2015 we spent $121,774 and $492,658 on operating activities. The decrease in our expenditures on operating activities was primarily due to the payment to consultant in relation to the potential project acquisition and share listing expenses in prior period. However, there is no such expense incurred and therefore decrease in operating expenses during the period.

For the six month ended June 30, 2016 and 2015, $201,674 and $39,167 were provided by investing activities, the increase is from collection from the due from related parties during the period.

For the six month ended June 30, 2016 and 2015, $79,397 and $396,521 were used and provided by financing activities, the change is from repayment to related parties during the period.

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

On February 9, 2015, Heyu Leisure Holiday Corp.（“Heyu Leisure” or the “Company”）merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Registrant to the shareholders of Heyu Capital.

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

HEYU LEISURE HOLIDAYS CORPORATION

By:   /s/ Ban Siong Ang

Chief Executive Officer (Principal Executive Officer)

By:   /s/ Ban Siong Ang

Chief Executive Officer (Principal Executive Officer)

Dated:   October 3, 2016