Form 10-Q
period 2016-09-30
Heyu Leisure Holidays Corp
filed 2016-11-22
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

 Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 21, 2016

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended September 30, 2016

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$2,135	$2,762
Account receivable, net		9,388
Prepayment		801
Inventory	74	1,429
Amount due from related parties	24,171	194,322

	26,380	208,702

Other assets
Deposit, non-current	23,462	21,138
Prepayment	343	669
Property and leasehold improvement, net	199,106	277,776
Intangible asset	4,482	5,210

	227,393	304,793

Total assets	253,773	513,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Account payable	21,686	13,297
Amount due to related parties	1,212,336	1,192,387
Other payables and accruals	355,353	186,757
Tax payable	42,601	38,505

Total liabilities	1,631,976	1,430,946

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(6,506,252)	(6,039,956)
Accumulated other comprehensive income	23,302	17,758
Total stockholders' deficit	(1,378,203)	(917,451)

Total liabilities and stockholders' Deficit	$253,773	$513,495

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September, 30 2016	September, 30 2015	September, 30 2016	September, 30 2015
Revenue	$46,978	$109,165	$106,247	$254,034
Cost of revenue	69,660	141,703	253,457	391,774

Gross Loss	(22,682)	(32,538)	(147,210)	(137,740)
Operating costs and expenses:
Selling expenses	99	3,688	909	6,911

Operating expenses	96,851	226,541	317,559	741,428
Finance expenses	181	716	618	731

Loss before income taxes	(119,813)	(263,483)	(466,296)	(886,810)

Income tax
Net loss	(119,813)	(263,483)	(466,296)	(886,810)

Other comprehensive income
Foreign currency translation adjustments	1,341	(5,065)	5,544	7,561
Comprehensive income (loss)	$(118,472)	$(268,548)	$(460,752)	$(879,249)

Loss per share-basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares-basic and diluted	60,001,000	60,001,000	60,001,000	60,001,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For nine months ended September 30, 2016	For nine months ended September 30, 2015
Cash flow from operating activities
Net loss	$(466,296)	$(886,810)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,779	104,341
Changes in operating assets and liabilities:
Account receivable	9,263	(6,910)
Inventory	1,335	348
Deposit	(2,934)	-
Prepaid expense and prepaid rent	1,103	46,721
Account payable	8,870	(22,826)
Other payables	140,029	47,285

Net cash used in operating activities	(235,851)	(717,851)

Cash flow from investing activities:
Disposal of leasehold improvement	-	1,688
Purchase of property and equipment	-	(7,545)
Amount due from related parties	242,917	(84,462)
Net cash provided by (used in) investing activities	242,917	(90,319)

Cash flows from financing activities
Amount due to a related party	(7,675)	750,339
Net cash flows provided by (used in) financing activities	(7,675)	750,339

Effect of exchange rate changes on cash	(18)	(427)
Net increase/(decrease) in cash	(627)	(58,258)
Cash at the beginning of the period	2,762	61,654
Cash at the end of the period	$2,135	$3,396

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of September 30, 2016 after the acquisition.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Group evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Group measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. There is no impairment as of September 30, 2016.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

CONCENTRATION OF RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash and accounts receivable. The Group places its cash with high quality banking institutions. The Group didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016 and December 31, 2015 respectively. And the Group periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016 and December 31, 2015 respectively.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2016 (Unaudited)	As of December 31,2015

Cost:
Leasehold improvement	$458,419	$471,110
Furniture, fixtures and equipment	139,115	142,967

	597,534	614,077
Less: Accumulated depreciation	(398,428)	(336,301)

	$199,106	$277,776

Depreciation expense was $ 62,127  and $97,677  for the period ended September 30, 2016 and September 30, 2015 respectively.

NOTE 3 – DEPOSIT PAYMENT TO A RELATED PARTY

	As of September 30, 2016 (Unaudited)	As of December 31,2015

Deposit for lease of the hotel building	$23,462	$21,138

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 –OTHER PAYABLE

	As of September 30, 2016 (Unaudited)	As of December 31,2015
Payroll Payable	$146,257	$117,590
Rent Payable	209,096	69,167
Total:	$ 355,353	$186,757

NOTE 5 – COMMITMENT

Operating lease commitment

The Group has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

Future minimum lease payments under non-cancellable lease agreement as follow:

Year:

2017	$275,659
2018	275,659
2019	282,551
2020	303,225
2021 and after	1,531,288
$2,668,382

Under the lease arrangements, the Group pays rent on a quarterly basis.

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016 and December 31, 2015, there are no outstanding dilutive securities.

NOTE 7 – GOING CONCERN

The Group has sustained operating losses of $6,506,252  since inception. The Group’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

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

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

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

NOTE 10 RELATED PARTY TRANSACTIONS

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

Amount due from related parties are related to the advances to stockholder/ related companies as $24,171 and $194,322 respectively for September 30, 2016 and December 31 2015, respectively.

Amount due to a related party is comprised of the advances from the stockholder/ related companies for working capital of group as of $ 1,212,336 and $1,192,387 respectively for September 30, 2016 and December 31 2015, respectively

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

Results of Operations for three months and nine months ended September 30, 2016 and September 30, 2015

	For the three month ended September 30,		For the nine month ended September 30,
	2016	2015	2016	2015
Revenue	$46,978	$109,165	$106,247	$254,034
Cost of revenue	(69,660)	(141,703)	(253,457)	(391,774)
Operating expenses	(97,131)	(230,945)	(319,086)	(749,070)

The revenue decreased from $109,165 to $46,978 from the three months ended September 30, 2015 to the three months ended September 30, 2016. The revenue decreased from $254,034 to $106,247 from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.These decreases resulted primarily from the external construction project in 2016.

The decrease in Cost of revenue is consistent with the decrease of revenue from the three, nine months ended September 30, 2015 to September 30, 2016, respectively. The cost of revenue consists of water, electricity, rental and related taxes of hotel.

The Group operating expenses decreased from $ 230,945 to $97,131from the three months ended September 30, 2015 to September 30, 2016. The Group operating expenses decreased from $ 749,070 to $319,086 from the nine months ended September 30, 2015 to September 30, 2016. The decrease in operating expense was consistent with decrease in revenue and the control of operation budget in 2016.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2016	As at December 31, 2015
Total current assets	$26,380	$208,702
Total current liabilities	1,631,976	1,430,946
Working capital (deficit)	(1,605,596)	(1,222,244)

As of September 30, 2016 and December 31, 2015, total current assets were $26,380 and $208,702 respectively. The decrease is mainly due to decrease in cash and cash equivalent as a result of payment of hotel daily operating expenses.

As of September 30, 2016 and December 31, 2015, total current liabilities were $1,631,976 and $1,430,946 respectively. The increase is mainly from the advances from shareholder, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $1,605,596 and an accumulated deficit of $ 6,506,252 as of September 30, 2016. The Company’s continuation as a going concern is dependent on our ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

Cash Flows

	For nine months ended September 30, 2016	For nine months ended September 30, 2015
Net cash used in operating activities	$(235,851)	$(717,851)

Net cash provided by (used in) investing activities	242,917	(90,319)

Net cash provided by financing activities	(7,675)	750,339

Effect of exchange rate changes on cash and cash equivalent	(18)	(427)

Net change in cash	(627)	(58,258)

For the nine month ended September 30, 2016 and 2015 we spent $235,851 and $717,851 on operating activities. The decrease in our expenditures on operating activities was primarily due to the payment to consultant in relation to the potential project acquisition and share listing expenses in prior period. However, there is no such expense incurred and therefore decrease in operating expenses during the period.

For the nine month ended September 30, 2016 and 2015, $242,917 was provided by and $90,319 was used in investing activities, the increase is from collection from the due from related parties during the period.

For the nine month ended September 30, 2016 and 2015, $7,675 and $750,339 were used in and provided by financing activities, the change is from repayment to related parties during the period.

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

On February 9, 2015, Heyu Leisure Holiday Corp.(“Heyu Leisure” or the “Company”)merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Registrant to the shareholders of Heyu Capital.

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

HEYU LEISURE HOLIDAYS CORPORATION

By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

Dated:	November 21, 2016