Form 10-K
period 2016-12-31
Heyu Leisure Holidays Corp
filed 2017-05-30
CIK 1586573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55068

HEYU LEISURE HOLIDAYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-3601223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 South Main Street, Grapevine, Texas 76051

(Address of principal executive offices)

Issuer’s telephone number: (+86) 592 504 9622

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,000 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

At May 26, 2017, there were 60,001,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Heyu Leisure Holidays Corporation, a Delaware corporation, and its subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management's expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

The Company manages unique budget hotels in China and internationally and luxury hotels that provide executive facilities, leisure clubs and the highest level of operational excellence via selected mergers, acquisitions and joint ventures.

In January 2014, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the Company changed its name from Cloud Run Acquisition Corporation to Heyu Leisure Holidays Corporation.

On February 9, 2015, the Company completed the acquisition of Heyu Capital Ltd. (“Heyu Capital”), a limited liability company formed under the laws of Hong Kong, in a stock-for stock transaction (the “Acquisition” under a method similar to the pooling-of-interest method ("Pooling-of-Interest") as the Company and Heyu Capital are both under common control with by the same majority shareholder). Heyu Capital was the sole shareholder of Xiamen Heyu Hotel Management Ltd. (“Xiamen Heyu”), a limited liability company formed under the laws of the People’s Republic of China. Xiamen Heyu in turn, is the parent company of Xiamen Wu JiaEr Hotel Ltd. (“Xiamen Wu JiaEr ”), a limited liability company formed under the laws of the People’s Republic of China. The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities. As a result of the Acquisition, each of Heyu Capital Ltd, Xiamen Heyu Hotel Management Ltd. and Xiamen Wu JiaEr Hotel Ltd. became wholly owned subsidiaries of the Company.

The Company is located at 611 South Main Street, Grapevine, Texas 76051. The Company’s main phone number is (+86) 592 504 9622. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Background

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary of Operations

The Company plans to manage budget hotels and luxury hotels via selected mergers, acquisitions and joint ventures in China as follows:

Budget hotels:

The Company intends to establish hotel chains synonymous with in-house leisure clubs to meet the needs of business and recreational travelers alike. The Company intends to create the first budget hotels in the world to offer a wide variety of mobile office options in each of its hotels, including conference facilities, audio/video equipment, Internet access and staff that can help plan and conduct guests’ meetings. The Company also plans to offer selected complimentary beverages and other services to hotel guests. Memberships will also be offered for Heyu Hotel leisure club, which will entitle members to complimentary drinks and services when they visit and use club facilities.

Luxury hotels:

The Company intends to manage and operate luxury hotels (4-5 stars) with the luxury facilities, including indoor swimming pools, Karaoke bars, business centers, ballrooms and high-end restaurants.

The Company expects to establish and maintain customer relationships by developing and providing products and services that offer value in terms of price, quality, safety and environmental impact. These services will be supported by the requisite technological, environmental and commercial expertise.

The Company will expand its budget hotel chain and services to satisfy the needs of its customers. The Company will constantly strive to achieve operational excellence, as well as conduct its business in a safe, environmentally sustainable and economically optimum manner, employing a diverse, innovative and results-oriented team motivated to deliver excellence. The Company seeks the highest standard of performance, maintaining a strong long-term and growing position in the hotel and leisure industry. The Company aims to work closely with its customers, business partners and policy-makers to excel in its business operations year after year.

The Company anticipates gradually expanding its presence globally.

The Business: Hotel Operations

The hotel industry is highly segmented with many different brands targeting a vast range of customer needs at various price points. Businesses in the hotel industry generally operate under one or more business models, including hotel management, brand franchising and hotel ownership. Hotels are categorized into three groups: full-service, select-service and limited-service. Full-service hotels typically offer a full range of amenities and facilities, including food and beverage facilities and meeting facilities. Select-service hotels furnish some of the amenities offered at full-service hotels but on a smaller scale and generally do not to have meeting facilities. Limited-service hotels usually offer only lodging, however some provide modest food and beverage facilities such as breakfast buffets or small meeting rooms.

Lodging demand growth is generally related to the strength of the overall economy. Additionally, local demand factors may stimulate business and leisure travel to specific locations. In particular, macroeconomic trends relating to GDP growth, corporate profits, capital investments and employment growth are some of the primary drivers of lodging demand. As the economy continues to improve, the ongoing trend of strong transient demand and growing group business will continue to drive demand for hotels and lodging and allow the industry to achieve increased growth.

The hotel industry in China has peak and low seasons during the year. The peak season occurs during the holiday period. Beginning in February with the Chinese New Year and continuing through the week-long holiday of National Day in October, the hotel industry experiences its peak business volume. The Company also anticipates high volume business for certain conventions and expos during the year.

The Market

The global hotel industry, and the Chinese hotel industry in particular, have improved as the economy has recovered from the recent global economic downturn. Currently, the Company focuses its operations exclusively in the Fujian province of China and expects to primarily focus its future operations in that region. The table below indicates the number of hotels available in Fujian Province:

Number of Hotels
Fujian Province	8176
Xiamen	3215
Fuzhou	1242
Nanping	667
Quanzhou	794
Zhangzhou	657
Longyan	445
Ningde	517
Sanming	385
Putian	254

** Sources: from official website of Ctrip.

Tourism: Visitors

According to state tourism bureau, there are approximately 3,327,100 and 3,189,000 visitors visiting Fujian Province, China for the year ended December 31, 2016 and 2015, respectively. The number slightly increased from 2015 to 2016. The Company believes there is ample room to enter this market and that barriers for entry remain relatively low.

The Company’s Presence in the Market

The Company plans to grow organically as a participant in the hotel industry via selected mergers, acquisitions and joint ventures. The Company plans to build its business and industry reputation through growth by expanding its brand and creating a reputable brand name. Growth will be primarily achieved through internal growth and expanding its hotel chain to include more managed hotels.

The Company had operated a budget hotel in Xiamen, Fujian province, China. The hotel terminated its operation in April 2017. The Company is currently in the process of effectuating plans to own and operate a new hotel development that the Company expects will conform to the specifications set forth in its business model.

Governmental Regulations

The Company does not need or require approval from government authorities or agencies in order to operate its regular business and operations. However, it is possible that any proposed expansion to the Company’s business and operations in the future would require government approvals.

Services

The Company expects to provide a full range of services to managed hotels so as to meet the quality control and internal control standards of leased-and-operated hotels, including decision-making assistance, customer base and efficiency analysis, investment and consulting services, cost control analysis and guidance.

For hotel guests, the Company will bring more value to guests and members by providing competitive and consistent pricing. The Company will also provide more comfortable bedding, pleasanter bathrooms, a higher standard of cleanliness, and an overall more enjoyable experience.

Management Agreement

One of the Company’s main sources of revenue will be management fees. Pursuant to the management agreements, the Company expects to receive an initial payment and ongoing five percent (5%) to seven percent (7%) of hotel revenues.

Pricing

The main source of revenue for the Company will be the sale of brand licenses and management fees. The Company expects to receive, as part of its management agreements, an initial payment followed by ongoing payments of five percent (5%) to seven percent (7%) of hotel revenues. Competitive price and excellent Customer service is always our priority. We have setting our selling price base on the seasonal factor.

As an example of the Company’s pricing model, during the course of its operations, the Wu JiaEr Hotel provided several different room options, including standard rooms and deluxe room, executive rooms, and rooms with different sized beds. The rooms varied in price from $36 to $70 (RMB 239 to RMB 459) per night.

Competition

The hotel industry is highly competitive. Many hotel enterprises expand rapidly around China and consistently seize market share of hotel consumption with unified service, unified management and unified brand, which continuously decreases the market share of the small and medium sized hotel. However, the Company sees hotel branding as a new and untapped opportunity in China. The Company projects that only 15% of hotels and lodging accommodations in China are affiliated with a brand.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company plans to work with several strategic partners in important areas of its business and operations to promote its development activities in efforts to maintain the competitive edge in the hotel and leisure industry.

The Company is reliant upon three travel agencies for a substantial portion of its business. XiaMenLanSheng International Travel Agency Co. Ltd accounts for 9.77% of the Company’s business, while XiaMen Foreign Trade International Travel Agency Co. Ltd and XiaMenJieLv Travel Agency Co. Ltd account for 7.67% and 3.45% respectively.

Marketing Strategy

The Company has conducted limited advertising and marketing to date. However, the Company is planning to create a marketing plan that aims to maintain a competitive edge in the hotel industry and to promote the company as a pioneer player in this industry.

Revenues and Losses

The Company and its subsidiaries’ continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company has sustained operating losses since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and/or obtain additional financing from its stockholders and/or other third parties.

If management projections are not met, the Company may have to reduce its operating expense and to seek additional funding through debt and/or equity offerings.

Equipment Financing

The Company has no existing equipment financing arrangements.

THE COMPANY

Change of Control

The Company was incorporated in the State of Delaware in July 2013, and was formerly known as Cloud Run Acquisition Corporation. In January 2014, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the Company changed its name from Cloud Run Acquisition Corporation to Heyu Leisure Holidays Corporation.

Intellectual Property

The Company holds limited intellectual property, and has not applied for any patents. The Company does hold one trademark issued in China for “Heyu.” The Company may decide in the future to pursue further efforts to protect its intellectual property, trade secrets and proprietary methods and processes.

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

Employees

As of the December 31, 2016, the Company had a total of 23 employee. The number of employees per department are as follows:

Department	Employees

Human Resource Department	2
Administration Department	2
Finance Department	3
Sales and Marketing Department	2
Front Desk and Customer Services Department	3
Hotel Operational Department	11

The employees receive health insurance benefits. The Company may offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing or its profits from operations allow expenditure on such items.

Property

The Company has entered into lease agreements for a leased hotel which it operates and for an office. Such lease is classified as an operating lease.

As of December 31, 2016, the Company had only one leased hotel with the area of 3,000 square meters in operation, namely Wu JiaEr Hotel, which was located at 4F, Lotus Building, No 194 Jiahe Road, Siming District, Xiamen, China. Under lease arrangement, the Company pays a quarterly rental rate of RMB 420,000 (approximately $67,740). The lease was signed October 1, 2013 for a term of ten years and is set to expire September 30, 2025. As of the reporting date, the Company is negotiating the termination of the lease in connection with the suspension of operations of the Wu JiaEr Hotel.

The Company leases an office in Danyuan 10, District C, Floor 6, Building 32, Shiding Road, Siming District, Xiamen City, Fujian Province. The lease was commenced and used from July 13, 2016 and will expire on July 12, 2017. The monthly rent is RMB 21,000.0 0 (approximately $3,160).

The Company leased the following properties in prior years.

1.	Xiamen Office 13D Alishan Plaza, Block No 2, Lvling Road, Siming District, Xiamen City, Fujian Province, 361000, China. The Company and its subsidiaries are currently leasing this property. The lease was commenced and used from August, 2014 and expired on September 30, 2015. The office is an area of 264.42 square meters. The Company and its subsidiaries pay a monthly rental rate of RMB 13221.00 (approximately $2,156). Upon executing the lease, the Company paid the landlord a performance guarantee in the amount of RMB 13,221.00 (approximately $2,156) or one month’s rent.

2.	Hong Kong Virtual Office17/F, Wheelock House, 20 Pedder Street, Central, Hong Kong. The leased this office on November 1, 2014 for a team of six (6) months and expired in 2015. The Company has paid the full lease amount of HKD4,798 (approximately $620) for six months.

Subsidiaries

On February 9, 2015, the Company completed the acquisition of Heyu Capital Ltd. (“Heyu Capital”), a limited liability company formed under the laws of Hong Kong, in a stock-for stock transaction (the “Acquisition”) under a method similar to the pooling-of-interest method(Pooling-of-Interest) as the Company and Heyu Capital are both under common control with the same majority shareholder. Heyu Capital was the sole shareholder of Xiamen Heyu Hotel Management Ltd. (“Xiamen Heyu”), a limited liability company formed under the laws of the People’s Republic of China. Xiamen Heyu in turn, is the parent company of Xiamen Wu JiaEr Hotel Ltd. (“Xiamen Wu JiaEr ”), a limited liability company formed under the laws of the People’s Republic of China. The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities. As a result of the Acquisition, each of Heyu Capital Ltd became a wholly owned subsidiary of the Company.

Heyu Capital Limited, a Hong Kong limited liability company, is located at 17/F, Wheelock House, 20 Peddar Street, Central, Hong Kong. Heyu Capital Limited was incorporated June 27, 2013 under the laws of Hong Kong.

Xiamen Heyu Hotel Management Limited is a limited liability company located at Unit 10, C Area, 6 Floor, No.32, Shiding Street, Siming District, Xiamen. Xiamen Heyu Hotel Management Limited was established December 18, 2013 under the laws and authority of the Industry and Commercial Administration for the Bureau of Xiamen City and start operation in 2014.

Xiamen Wu JiaEr Hotel Limited is a limited liability company located at Fourth floor, No.194, Jiahe Road, Siming District, Xiamen city. Xiamen Wu JiaEr Hotel Limited was established January 26, 2011 under the laws and authority of the Industry and Commercial Administration for the Bureau of Siming District of Xiamen City and was acquired by Xiamen Heyu in January 2014.

Reports to Security Holders

In September 2013, the Company (as Cloud Run Acquisition Corporation) filed a Form 10-12G general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant to such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001586573.

PLAN OF OPERATION

Business Plan and Potential Acquisitions

The basic business plan of the Company consists of developing and managing hotels. The Company intends to expand its business through the evaluation of hotel properties in China and internationally. The Company is currently actively engaged in the evaluation of potential third party hotel ownership groups with whom the Company could license its brand and manage their hotels under stringent control of Heyu’s quality standards.

Plan of Operation to Fund Existing Business over Next 12 Months

Over the next twelve months, the Company expects existing major shareholders and directors to continue to fund working capital for the daily operation expenses as well as the acquisition fund of hotel. The Company will also seek for new investors by way of issuing new common stock for the said hotel acquisition. Although the Company plans to fund its cash needs in this manner, the Company has no arrangements or agreements in place with any shareholders, directors or prospective new investors to provide such needed funding to the Company.

At the present time, the Company has not entered into any other Memorandums of Understanding (“MOU”) and Letters of Intent (“LOI”) with any hotel owners. Accordingly, there is no major funding required for the next 12 months as the Company has not locked in place any hotel project in the near future.

The Company expects to have working capital and expects to have a source of funds of its potential acquisition for the next twelve months from its existing shareholders and directors, potential new investors and through access to capital markets. Although the Company plans to fund its cash needs in this manner, the Company has no arrangements or agreements in place with any shareholders or directors prospective new investors or capital markets sources to provide such needed funding to the Company. There can be no assurance that the Company will successfully complete the desired acquisition(s) of any hotel(s).

Potential Revenue

The Company expects to earn potential revenue from licensing its brand name, initial and ongoing management fees and hotel leisure club membership sales. The Company also receives revenue from its hotels based on the number of room rented each day. The rate of occupancy is directly correlated to profitability.

The Company’s revenue contribution is mainly from the source of the customers as listed in below categories:

1) Online Booking Business

2) Travelling Agent

3) General walk in customer

Recent Developments

Registration Statement

On February 9, 2015, the Company filed a registration statement on Form S-1 (as amended, the “Registration Statement”) to register the resale of up to 10,999,097 shares of the Company’s common stock by selling shareholders named in the Registration Statement. On December 21, 2016, the Company received a Notice of Effectiveness in connection with the Registration Statement. The Registration Statement registers only the resales of shares of our common stock already outstanding, which were issued in a private placement transaction. No new shares will be issued in connection with the Registration Statement.

Resignations

On February 24, 2017, Mr Guan Chuan Tan resigned as a Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointments

On April 25, 2017, the Board of Directors of the Company, upon the recommendation of its Nominating Committee, appointed Ms. Kwee Huwa Tan to serve on the Board as a director. Ms. Tan will also serve on the Nominating Committee and Compensation Committee of the Board. Ms. Tan has been a non-executive director for the company from 2013 to 2016.

Wu JiaEr Hotel

On February 27, 2017, the Company temporarily suspended operation of the Wu JiaEr Hotel due to decreased operations. In April 2017, the Company permanently closed the operations of Wu JiaEr Hotel. The lease of the hotel has not terminated and the Company is currently negotiating with the landlord regarding terminating the lease; provided, however, that the Company is currently in the process of effectuating plans to own and operate a new hotel development that the Company expects will conform to the specifications set forth in its business model.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has entered into lease agreements for a leased hotel which it operates and for an office. Such lease is classified as operating lease.

As of December 31, 2016, the Company had only one leased hotel with the area of 3,000 square meters in operation, namely Wu JiaEr Hotel, which was located at 4F, Lotus Building, No 194 Jiahe Road, Siming District, Xiamen, China. Under lease arrangement, the Company pays a quarterly rental rate of RMB 420,000 (approximately $67,740). The lease was signed October 1, 2013 for a term of ten years and is set to expire September 30, 2025. As of reporting date, the Company is negotiating the termination of the lease in connection with the suspension of operations of the Wu JiaEr Hotel.

The Company leases an office in Danyuan 10, District C, Floor 6, Building 32, Shiding Road, Siming District, Xiamen City, Fujian Province. The lease was commenced and used from July 13, 2016 and will expire on July 12, 2017. The monthly rent is RMB 21,000.0 0 (approximately $3,160).

The Company leased the following properties in prior years.

1) Xiamen Office 13D Alishan Plaza, Block No 2, Lvling Road, Siming District, Xiamen City, Fujian Province, 361000, China. The Company and its subsidiaries are currently leasing this property. The lease was commenced and used from August, 2014 and expired September 30, 2015. The office is an area of 264.42 square meters. The Company and its subsidiaries pay a monthly rental rate of RMB 13221.00 (approximately $2,156). Upon executing the lease, the Company paid the landlord a performance guarantee in the amount of RMB 13,221.00 (approximately $2,156) or one month’s rent.

2) Hong Kong Virtual Office17/F, Wheelock House, 20 Pedder Street, Central, Hong Kong. The leased this office on November 1, 2014 for a team of six (6) months and expired on December 31, 2015. The Company has paid the full lease amount of HKD 4,798 (approximately $620) for six months.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company's securities.

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

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market. In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

In the past three years, the Company has sold securities which were not registered as follows:

On July 9, 2013, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000.00. Subsequently, in January 2014, the Company redeemed an aggregate of 10,000,000 of these shares for the redemption price of $1,000.00.

On July 9, 2013, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration paid of $1,000.00. Subsequently, in January 2014, the Company redeemed an aggregate of 10,000,000 of these shares for the redemption price of $1,000.00

On January 13, 2014, 1,000,000 shares of common stock were issued by the Company to Ban Siong Ang pursuant to a change of control in the Company. The aggregate consideration paid for these shares was $100.

From July 1, 2014 through September 1, 2014, 59,000,000 shares of common stock were issued by the Company pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Company in conducting the offering.

Holders

As of the date of this report, there were approximately 42 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2016, the Company had no compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

During the past three years, the Company has issued shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 as follows:

(1) On July 9, 2013, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000.00. Subsequently, in January 2014, the Company redeemed an aggregate of 10,000,000 of these shares for the redemption price of $1,000.00.

On July 9, 2013, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration paid of $1,000.00. Subsequently, in January 2014, the Company redeemed an aggregate of 10,000,000 of these shares for the redemption price of $1,000.00

(2) On January 13, 2014, 1,000,000 shares of common stock were issued by the Company to Ban Siong Ang pursuant to a change of control in the Company. The aggregate consideration paid for these shares was $100.

(3) From July 1, 2014 through September 1, 2014, 59,000,000 shares of common stock were issued by the Company to the shareholders named below pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions set forth below. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Company in conducting the offering.

Shareholder Name	Number of Shares	Consideration

Ban SiongAng	45,388,604	$4,538
HooiPhengAng	254,569	$26
TeikKuiAng	651,854	$65
Xin Chen	109,354	$11
TekMun Chin	340,000	$34
ShuHui Dai	257,416	$26
XieMing Fan	66,000	$7
HaiBinGao	80,000	$8
Boon Hong Haw	2,000,000	$200
JianShu Huang	60,000	$6
QingQiang Li	42,854	$4
EnYu Lin	70,000	$7
FenJin Lin	40,000	$4
Tiang Lee Ng	4,272,419	$427
Wee Lee Sim	60,000	$6
Swiss TeoSweeKiong	103,064	$10
Guan Chuan Tan	300,000	$30
Hang Kiang Tan	60,000	$6
Hung Seng Tan	1,484,423	$149
HupTeong Tan	90,000	$9
KweeHuwa Tan	349,550	$35
Lan Tan	78,209	$8
Lee Hiang Tan	97,355	$10
XiaoDiRao	153,709	$15
ShuYing Wang	105,354	$11
MeiMeiWeng	147,355	$15
Kean Heong Wong	76,203	$8
XiuHua Xian	200,000	$20
MeiJiaoXu	166,354	$17
ZhuEnXu	50,000	$5
TaoYing Yang	241,098	$24
ZhenYuZeng	180,354	$20
DeZhao Zhang	100,000	$10
XiuMeiZheng	525,355	$53
BingRenZhong	408,387	$41
MeiYunZhong	119,064	$12
WenJinZhong	121,354	$12
XingEnZhong	84,710	$9
XingHuaZhong	65,032	$7

(4) On February 9, 2015, pursuant to the stock-for-stock acquisition of Heyu Capital Ltd, the Company issued 1,000 shares of common stock to Ban Siong Ang.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

Heyu Leisure Holidays Corporation (the "Company") was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company specializes in managing and operating hotel chains in China via selected mergers, acquisitions and joint ventures, with a focus on providing a full range of services to its hotels and amenities to their guests.

The Company plans to establish hotel chains synonymous with in-house leisure, and to meet the needs of business and recreational travelers alike. To achieve this goal, the Company intends to be among the first budget hotels in the world to offer a wide variety of mobile office options in each of its hotels, including conference facilities, audio/video equipment, Internet access and staff that can help plan and conduct guests’ meetings.

The Company also plans to offer select complimentary beverages and other services to hotel guests. The Company will also offer memberships for Heyu Hotel leisure clubs. Club members will be entitled to complimentary drinks, food and other services when they visit club facilities.

Potential Revenue

The Company expects to earn potential revenue from licensing its brand name, initial and ongoing management fees and hotel leisure club membership sales. The Company also receives revenue from its hotels based on the number of room rented each day. The rate of occupancy is directly correlated to profitability.

The Company’s revenue contribution is mainly from the source of the customers as listed in below categories:

1) Online Booking Business

2) Traveling Agent

3) General walk in customer

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to generate increased revenues and profits and/or successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Revenues and Costs of Revenue

Our revenue of $145,743 and $329,514 for 2016 and 2015, respectively. The decrease is due to less successful marketing and operations for the respective periods leading to decreased sales.

Our cost of revenue of $375,424 and $486,296 for 2016 and 2015, respectively. The cost of revenue consists of water, electricity, rental and related taxes of hotel. The decrease is due to decreased sales.

Operating Expenses and Other Expenses

General and administrative expenses for our operations were $466,613 and $860,648 for 2016 and 2015, respectively, representing a decrease of $394,035, or approximately 46%, in 2016. The decrease in our general and administrative expenses in 2016, as compared to 2015, reflects decreased operation cost due to decreased sales

Finance expense was $794 and $1,128 in 2016 and 2015, respectively, a decrease of $334, or approximately 30%, in 2016. The change in finance expense for the year-end periods was due to decreased bank charges.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2016	As at December 31, 2015
Total current assets	$33,058	$208,702
Total current liabilities	1,792,529	1,430,946
Working capital (deficit)	(1,759,471)	(1,222,244)

As of December 31, 2016 and December 31, 2015, total current assets were $33,058 and $208,702 respectively. The decrease is mainly due to decrease in amount due from related parties.

As of December 31, 2016 and December 31, 2015, total current liabilities were $1,792,529 and $1,430,946 respectively. The increase is mainly amount due to increases in rent payable, payroll liability, and advances from related parties.

At December 31, 2016, our principal source of liquidity for our operations consisted of $9,084 of cash, as compared to $2,762 of cash at December 31, 2015. In addition, our stockholders’ deficit was $1,593,061 at December 31, 2016, as compared to $917,451 at December 31, 2015, an increase in the deficit of $675,610.

Our operations used net cash of $314,891 during 2016, as compared to using $780,493 during 2015. The $465,602 decrease in the net cash used in our operating activities during 2016 primarily resulted from increase of net loss in the year as compared to 2015.

Investing activities provided $251,535 in 2016, as compared to used $102,365 net cash in 2015.

Financing activities provided net cash of $74,165 and $820,680 during 2016 and 2015, respectively. The decrease in cash from financing activities in 2016 results from proceeds received in connection with related party debt.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and its continuation as a going concern is dependent on management’s ability to develop profitable operations, and/or obtain additional financing from its stockholders and/or other third parties.

The Company’s proposed activities will necessitate significant uses of capital beyond 2017.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

As we continue development and identify specific commercialization opportunities, we will focus on those markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2016 consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

Revenue from our hotel operations and related services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and ability to collect is reasonably assured. Amounts billed to customers before these criteria being met are deferred.

Income Taxes

We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry-forwards and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry-forwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)”, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2018 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our consolidated financial statements. The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we did not have a formal audit committee and there was a lack of segregation of duties.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our executive officers and directors as of December 31, 2016.

Name	Age	Position	Year Commenced

Boon Hong Haw	46	Chairman of the Board cum Independent
		Non-executive Director	2014

Ban SiongAng	40	CEO, Group Managing Director and interim CFO	2014

Hung Seng Tan	53	Executive Director	2014

Guan Chuan Tan*	48	Director	2014

Kean Tat Che	32	Chief Financial Officer	2014 (Resigned on November 13, 2015)

Timi Ecimovic	73	Non-executive Director	2014

Mei Yun Zhong	39	Non-executive Director	2014

Stephan Truly Busch	65	Non-executive Director	2014

Kwee Huwa Tan**	50	Non-executive Director	2014

ShanmugaRatnam	58	Independent Non-executive Director	2014

M. ShahidSiddiqi	72	Independent Non-executive Director	2014

HakikurRahman	57	Independent Non-executive Director	2014

Lay HoonOng	42	Independent Non-executive Director	2014

*Effective February 24, 2017, Mr Guan Chuan Tan resigned as a director

** On March 1, 2017, the Board of Directors, upon the recommendation of its Nominating Committee, appointed Ms. Kwee Huwa Tan to serve on the Board as an executive director. Ms. Tan will also serve on the Nominating Committee and Compensation Committee of the Board. Ms. Tan has been a non-executive director for the company from 2013 to 2016.

Boon Hong Haw

Boon Hong Haw was appointed as a Chairman cum Independent Non-Executive Director of the Company in 2014. Also serves as one of the Finance, Audit, Remuneration and Risk Management Board Committee member of HEYU Group of Companies in 2014.

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

Ban Siong Ang

Mr. Ban Siong Ang was appointed as a Group CEO and Managing Director of the Company in 2014. He also served as interim CFO prior to the joining of new CFO.

He graduated from University of Southern Queensland, Australia in 1998 and completed his Doctor of Business Administration from Ansted University in 2011. Upon his graduation from Australia, he started his career and worked as Senior Officer in Bursa Malaysia Depository SdnBhd (formerly known as Kuala Lumpur Stock Exchange) between 1998 to2004. From 2004 to 2009, he served as Director and principal consultant for Golden Design Renovation and Construction Sdn Bhd. Between 2010 and 2011, he served as General Manager and Directors for E-World Films Production Limited, Big Mine (Hong Kong) Private Limited and Asia Morgan Foundation Financial Ltd. In 2012, he founded Heyu Group of Companies in China, Hong Kong and Malaysia. Heyu Group of Companies are engaged in Leisure and Hotels management, Club membership, Biotechnology, Finance and Investment, Food & Beverage, Brand Franchising, Advance Entertainment Technology, Event Management, Property Development and Management, land & real estate property development, etc.

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

In view of Mr. Ang’s humanitarian contributions, he was certified as ASRIA CSR-CAP in recognizing his outstanding contributions to establish, promote and protect humanity, Peace, Culture Human resource development and Education for the well-being of human society through volunteerism. He was also bestowed the Royal Orders from the State of Pahang in Malaysia.

Hung Seng Tan

Mr. Hung Seng Tan was appointed as an Executive Director of the Company in 2014. In July 2007, he graduated from Ansted University and possessed Bachelor degree in Civil Engineering.

Between March 1980 and February 1984, he worked at Hotels and Restaurants in the United States of America.

In June 1984, he started his own business venture in Malaysia and served as Managing Director in Mesin Engineering SdnBhd in the field of quarry construction and trading business. Mr Tan is a prominent hand on specialist in town with 30 year experience in the quarry business (River and Marine sand exploratory) and also in earthworks construction project to which he has completed few important infrastructure projects in Malaysia since 1984. Presently, he sits on the Directors of Mesin Engineering SdnBhd and Hung Seng Constructions SdnBhd in Malaysia since 1984.

Mr. Tan’s individual qualifications and skills that led to the conclusion that he should serve as a director and co-founder of Heyu Group of companies to oversee on hotel business, property development and risk management.

Guan Chuan Tan

Guan Chuan Tan was appointed as a Director of the Company in 2014. He possesses a Bachelor and Master in Business Administration from Ansted University. He has engaged in restaurant and property industry for over 30 years.

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

He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Company. He has had no convictions for any offenses within the past ten years.

Effective February 24, 2017, Mr Guan Chuan Tan resigned as a director

Timi Ecimovic

Timi Ecimovic was appointed as a Non-Executive Director of the Company in 2014. He was the Ex-Chairman of the World Thinkers’ Forum cum one of the chapter’s founding members of the World Thinkers’ Panel on the Sustainable Future of Humankind (WTP-SFH) in China. He started his career as veterinary surgeon with Agriculture Institute, Nova Gorica and Ihan between 1966 and 1969. In 1969, he worked as Adviser for development of Veterinary drugs in Krka Pharmaceutical Company. Between 1970 and 1972, he held the position of Regional Veterinary Officer in Ministry of Agriculture, Dar-es-Salaam, Tanzania. From 1972 to 1975, he worked as Regional Sales and Marketing Manager in Krka Pharmaceutical Company, Slovenia. Between 1975 and 1979, he served as Financial adviser in Ljubljanska Bank for industrial co-operation and joint venture affairs. In 1981, he served as General Manager in Danjub Chemical company at Enugu in Nigeria. From 1982 to 1986, he served as Sales Manager in EmonaIpko. He started his own company namely TJE Business Advisory Centre and served for Manager between 1987 and 1993. In 1993, he worked as independent researcher registered with Ministry of Science and Technology at Ljubljana in Slovenia. From 1995 until present, he is the Director of SEM Institute for Climate change and free-lance lecturer for the climate change system, nature, space and environment protection.

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

Mr. Timi Ecimovic has been nominated by many institutions in the world for the Nobel Prize in Physics. He has been serving as Chairman for the World Thinkers’ Forum, The Chancellor of the World Philosophical Forum University, and many of his activities have been broadcasted via various media channels through press, magazines, journals TV shows and radio presentations including Kaleidoscope of the United Nations Children’s Fund (UNICEF). He is author of environmental sciences and sustainable development cum sustainable future of humankind resources books as well as listed in Who’s who publications as Global Studies Encyclopedic Directory, and Encyclopedic Directory of Known Slovenians. He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Company. He has had no convictions for any offences in his whole life until now.

Mei Yun Zhong

Ms. Zhong was appointed as a Non-Executive Director cum Nomination Committee member of the Company in 2014. From 1996 to 2000, she started her career as surgical nurse in Fuzhou General Hospital of Nanjing Military Region in China. Subsequently, she worked as Regional Agent for China Life Insurance between 2000 and 2002. From 2003 to present, she working as healthcare Regional Sales agent and Manager in New Era GuoZengInc in China.

In 2013, she received her Bachelor Degree of Business Administration from Ansted University. In view of her strong interest in doing business with good leadership skill, she was appointed Non-Executive Director in 2014. She does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Company. She has had no convictions for any offences within the past ten years.

Stephan Truly Busch

Stephan Truly Busch was appointed as a Non-Executive Director cum Nomination Committee member of the Company in 2014. He has been in the teaching profession for over 40 years at different German schools in Germany. He is a well-known English teacher in Germany, also fluent in German, Bosnian, Croatian and Serbian languages. He started his career as translator/ interpreter with Energeoinvest Sarajevo between 1970 and 1973. From 1973 to present, he is working as the teacher of English and German at Wolfenbuettel School in Germany. He also served as Evaluation consultant for Europe in California University FCE from 2011 until now.

He completed his Doctor of Education at Ansted University and serves as an Evaluation expert for European credentials. He has also managed several soccer teams throughout Germany. He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Company. He has had no convictions for any offences within the past ten years.

Kwee Huwa Tan

Kwee Huwa Tan was appointed as a Non-Executive Director cum Nomination Committee member of the Company in 2014. In 2014, she received her Bachelor of Business Administration from Ansted University. She does have 25 years of experience in beauty care business. Presently she is the Principal Consultant for HEYU Healthcare division in the aspect of beauty and cosmetology.

In 2000, she established Slynn International Beauty Group and working as Director until now, which is integrating scientific research, marketing, training and professional beauty in business territories covering mainland China, Southeast Asia, Europe, America and China Taiwan region. She has been enthusiastic about public welfare, involving social welfare activities and contribution diligently.

She does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Company. She has had no convictions for any offences within the past ten years.

On March 1, 2017, the Board of Directors, upon the recommendation of its Nominating Committee, appointed Ms. Kwee Huwa Tan to serve on the Board as an executive director. Ms. Tan will also serve on the Nominating Committee and Compensation Committee of the Board. Ms. Tan has been a non-executive director for the company from 2013 to 2016.

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

He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Company. He has had no convictions for any offences within the past ten years.

M. Shahid Siddiqi

M. Shahid Siddiqi was appointed as an Independent Non-Executive Director of the Company in 2014. He is one of the founding members of the World Thinkers’ Panel on the Sustainable Future of Humankind (WTP-SFH). He is a Notary Public in the State of California, United States, since 2009. He has been a Board of Advisor cum Professor in Business & Accounting for Ansted University University since March 1999. He is a retired Tax Consultant in the United States and Canada since November 2007. Besides that, he also served as president/CEO, Avon Income Tax Services since October 1990. In 1980, he was Deputy Governor for American Biographical Institute Research Association.

He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Company. He has had no convictions for any offences within the past ten years.

Hakikur Rahman

Md. HakikurRahman was appointed as an Independent Non-Executive Director of the Company in 2014. He is specialized in the field of Computer Engineering. He is Ansted University Doctorate alumni cum Honorary Advisory Council member. Also he is a trained and qualified Electrical & Electronics Engineer and has been serving as faculty members for various Universities in Portugal and Bangladesh. He is the Chief Editor of the Advances in Knowledge Communities and Social Networks (AKCSN) Book series and International Journal of Information and Communication technology for Human Development (IJICTHD);

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

He does not have any family relationship with any directors and/or major shareholder of HEYU Group of Companies, nor any conflict of interest in any business arrangement involving the Company. He has had no convictions for any offences within the past ten years.

Lay Hoon Ong

Ms. Lay Hoon Ong, was appointed as an Independent Non-Executive Director of the Company in 2014. She has 20 years of experience in directing business administrative and accounting aspects in the field of Education Institution, Publication, Insurance, Business Consultancy, Manufacturing and Industrial Services. Although this kind of task is considered extremely challenging but she never stopped learning the new approaches and improve herself along the journey as a dedicated Administrative Management Director. In view of her international voluntary contributions for many successful conference event projects, she was awarded an Honorary Doctorate degree BALKAN Academy of Science, Technology and Management in Sofia, Bulgaria in 2005. In addition, she also sits on the Directors of several private limited companies in Malaysia.

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

She has no conflict of interest in any business arrangement involving the Company. She has had no convictions for any offences within the past ten years.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board currently has five independent directors.

Committees and Terms

The Board of Directors (the “Board”) has established two committees, which are the Finance, Audit and Risk Management committee and nominations committee. The Company has adopted a charter for each of the board committees. Each committee’s members and functions are described below.

Finance, Audit and Risk Management Committee

Our audit committee consists of four directors, namely Mr. Shanmuga Ratnam, Mr Boon Hong Haw, Mr Ban Siong Ang and Mr Hung Seng Tan. Our board of directors has determined that Mr. Shanmuga Ratnam is qualified as an audit committee financial expert within the meaning of the SEC regulations. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	selecting the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related-party transactions;

●	discussing the annual audited financial statements with management and the independent auditors;

●	discussing with management and the independent auditors major issues regarding accounting principles and financial statement presentations;

●	reviewing reports prepared by management or the independent auditors relating to significant financial reporting issues and judgments;

●	reviewing with management and the independent auditors related-party transactions and off-balance sheet transactions and structures;

●	reviewing with management and the independent auditors the effect of regulatory and accounting initiatives and actions;

●	reviewing policies with respect to risk assessment and risk management;

●	reviewing our disclosure controls and procedures and internal control over financial reporting;

●	timely reviewing reports from the independent auditors regarding all critical accounting policies and practices to be used by our company, all alternative treatments of financial information within GAAP that have been discussed with management and all other material written communications between the independent auditors and management;

●	establishing procedures for the receipt, retention and treatment of complaints received from our employees regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	such other matters that are specifically delegated to our audit committee by our board of directors from time to time; and

●	meeting separately, periodically, with management, the internal auditors and the independent auditors.

Nomination Committee

Our Nomination committee consists of Ms. Kwee Huwa Tan, Mr. Truly Bush and Ms. Mei Yun Zhong. The nomination committee is responsible for, among other things:

●	Making recommendations as to the size, composition, structure, operations, performance and effectiveness of the Board;

●	Overseeing the Company’s chief executive officer (“CEO”) succession planning process

●	Conducting an annual review of the Company’s CEO and non-independent chairman, if any;

●	Developing and recommending to the Board a set of corporate governance principles, including independence standards; and taking a leadership role in shaping the corporate governance of the Company.

Legal Proceedings

There are no legal proceedings regarding the Company.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation paid by the Company for the fiscal years of 2015 and 2016.

Summary Executive Compensation Table:

				Aggregate
		Annual	Annual	Accrued				All	Annual
		Earned	Payments	Salary Since		Stock and	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	Compensation	Total

Boon Hong Haw,	2015	$0	$0	$0	$0	-	-	-	$0
Chairman	2016	$0	$0	$0	$0	-	-	-	$0

Ban SiongAng,CEO and	2015	$180,000	$0	$180,000	$0	-	-	-	$180,000
Group Managing Director	2016	$36,000	$0	$36,000	$0	-	-	-	$36,000

Hung Seng Tan,	2015	$72,000	$0	$72,000	$0	-	-	-	$72,000
Executive Director	2016	$36,000	$0	$36,000	$0	-	-	-	$36,000

Guan Chuan Tan,	2015	$0	$0	$0	$0	-	-	-	$0
Director	2016	$0	$0	$0	$0	-	-	-	$0

Kean Tat Che,	2015	$72,000	$0	$72,000	$0	-	-	-	$72,000
Former Chief Financial Officer Resigned on November 13, 2015

The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2016.

The Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the Company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company (see “Anticipated Officer and Director Remuneration” below.)

Narrative Disclosure to Summary Compensation Table

There are no current employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2016.

Employment Agreements

The Company enters into and maintains customary employment agreements with each of its officers and employees.

The employees receive health insurance benefits. The Company provides the health insurance coverage to all Company staff after a probation period.

The Company also offers an Employee Provident Fund as a provision of retirement funds. All Company staff are entitled to participate in this fund after a probation period. The contribution of the Employee Provident Fund is from Employer and Employee. The Company will match up to five percent of the Employee’s salary towards a contribution.

The Company also provides a food allowance. The food allowance is provided to the hotel staff only, of up to RMB 10.00 per working shift.

The Company may offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing or its profits from operations allow expenditure on such items.

Anticipated Officer and Director Remuneration

The Company pays reduced levels of compensation to its officers and director at present. The Company intends to pay regular, competitive annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches greater profitability, experiences larger and more sustained positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering additional cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with additional fringe benefits and perquisites at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company may plan to offer 401(k) matching funds as a retirement benefit at a later time.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal years ended December 31, 2016, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this prospectus regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Security Ownership of Officers, Directors and Certain Beneficial Holders

		Number of Shares of	Percent of Class Percent of Class Before
Name	Position	Common Stock	(1)

Ban SiongAng (2)	CEO, and Group Managing Director	46,388,604	70%

Tiang Lee Ng (2)	5% Shareholder	4,272,419	6%

Total owned by officers and directors		46,388,604	70%

* Less than 1%

(1) Based upon 60,001,000 shares outstanding as of the date of this offering.

(2) Address is 611 South Main Street, Grapevine, Texas 76051.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation. Tiber Creek is entitled to receive cash fees from the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Cloud Run, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisitions. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement. Each of Mr. Cassidy and Mr. McKillop are considered promoters of the Company. Tiber Creek received cash fees from the Company of $45,000 and will receive an additional $20,000 at such time when the securities of the Company begin trading on the market.

As a result of acquisition, the Company issued shares of its common stock to Ban SiongAng at a rate of 1,000 shares of the Company’s common stock for 40,000,000 of Heyu Capital common shares.

Ban Siong Ang, the Company’s Chief Executive Officer, and Managing Director is the brother-in-law of Hung Seng Tan, an executive director of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that as of the date of this Report, we had 5 independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $45,000 for fiscal year ended December 31, 2016, and $45,000 for fiscal year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for fiscal year ended December 31, 2016, and $0 for fiscal year ended December 31, 2015.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended December 31, 2016, and $0 for fiscal year ended December 31, 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended December 31, 2016, and $0for fiscal year ended December 31, 2015.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(b)	Exhibits

2.1++	Agreement and Plan of Reorganization
3.1+	Certificate of Incorporation
3.2+	By-laws
10.1++	Memorandum of Understanding with Golden Eagle Hotel
10.2++	Memorandum of Understanding with Xiamen Yuan Bo Bay Hot Springs Hotel
10.3++	Letter of Intent to Shanghang Hotel Project
10.4+++	Letter of Intent to Shanghang Hotel Project (English translation)
10.5+++	Employment appointment of Ang Ban Siong
10.6+++	Employment appointment letter of Kean Tat, Che
10.7+++	Appointment letter for Haw Boon Hong
10.8+++	Appointment letter for HakikurRahman
10.9+++	Appointment letter for M ShahidSiddiqi
10.10+++	Appointment letter for Ong Lay Hoon
10.11+++	Appointment letter for ShanmugaRatnam
10.12+++	Appointment letter for Stephan Truly Busch
10.13+++	Appointment letter for Guan Chuan Tan
10.14+++	Appointment letter for Tan Hung Seng
10.15+++	Appointment letter for Tan KweeHuwa
10.16+++	Appointment letter for TimiEcimovic
10.17+++	Appointment letter for Zhong Mei Yun
10.18 ++++	Land Use Right Agreement with Xiamen Yuan Bo Bay Hot Springs Hotel
10.19+++++	Resignation letter of Kean Tat, Che
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

+	Previously filed on Form 10-12G on September 30, 2013 (File No.: 000-55068) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.
++	Previously filed on Form 8-K on February 9, 2015 (File No. 000-55068) as the same exhibit number as the exhibit numbed listed here, and incorporated herein by this reference.
+++	Previously filed on Form S-1/A on July 20, 2015 (File No. 333-201986) as the same exhibit number as the exhibit numbed listed here, and incorporated herein by this reference.
++++	Previously filed on Form S-1/A on October 6, 2015 (File No. 333-201986) as the same exhibit number as the exhibit numbed listed here, and incorporated herein by this reference.
+++++	Previously filed on Form S-1/A on December 28, 2015 (File No. 333-201986) as the same exhibit number as the exhibit numbed listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEYU LEISURE HOLIDAYS CORPORATION

Date: May 31, 2017	By:	/s/ Ban Siong Ang
Ban Siong Ang, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Boon Hong Haw	Chairman of Board cum Independent Non-executive Director	May 31, 2017

/s/ Ban SiongAng	CEO and Group Managing Director	May 31, 2017

/s/ Hung Seng Tan	Executive Director	May 31, 2017

/s/ KweeHuwa Tan	Executive Director	May 31, 2017

/s/ TimiEcimovic	Non-executive Director	May 31, 2017

/s/ Mei Yun Zhong	Non-executive Director	May 31, 2017

/s/ Stephan Truly Busch	Non-executive Director	May 31, 2017

/s/ ShanmugaRatnam	Independent Non-executive Director	May 31, 2017

/s/ M. ShahidSiddiqi	Independent Non-executive Director	May 31, 2017

/s/ Md. HakikurRahman	Independent Non-executive Director	May 31, 2017

/s/ Lay HoonOng	Independent Non-executive Director	May 31, 2017

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heyu Leisure Holidays Corporation and its subsidiaries

We have audited the balance sheets of Heyu Leisure Holidays Corporation and its subsidiaries (the “Group”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2016 and 2015 and the groups’ result of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the consolidated financial statements, the Group has incurred an accumulated deficit of $6,738,047 and $6,039,956 for the years ended December 31, 2016 and 2015, respectively. This raises substantial doubt about the Group’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

May 26, 2017

Newport Beach, CA

HEYU LEISURE HOLIDAYS CORPORATION
Consolidated Balance Sheets
As of December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash	$9,084	$2,762
Account receivable, net	0	9,388
Prepayment	0	801
Inventory	88	1,429
Amount due from related parties	23,886	194,322

Total current assets	33,058	208,702

Other assets
Deposit, non-current	22,538	21,138
Prepayment	230	669
Property and leasehold improvements, net	139,526	277,776
Intangible asset	4,116	5,210

Total non-current assets	166,410	304,793

Total assets	199,468	513,495

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY

Current liabilities
Account payable	23,947	13,297
Amount due to related parties	1,257,961	1,192,387
Other payables and accruals	470,058	186,757
Tax payable	40,563	38,505

Total liabilities	1,792,529	1,430,946

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,001,000 shares issued and outstanding as of December 31,2016 and December 31, 2015, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(6,738,047)	(6,039,956
Accumulated other comprehensive income	40,239	17,758
Total stockholders' (deficit)/ equity	(1,593,061)	(917,451)

Total liabilities and stockholders' (deficit)/ equity	$199,468	$513,495

The accompanying notes are an integral part of these consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31, 2016 and 2015

	For the year ended
	December 31,	December 31,
	2016	2015
Revenue	$145,743	$329,514
Cost of revenue	375,424	486,296
Gross Loss	(229,681)	(156,782)

Operating costs and expenses:
Selling expenses	1,003	9,374
General & Administrative expenses	466,613	860,648
Finance expenses	794	1,128

Loss before income taxes	(698,091)	(1,027,932)
Income tax	0	0
Net loss	(698,091)	(1,027,932)

Other comprehensive income
Foreign currency translation adjustments	22,481	7,097
Comprehensive income (loss)	$(675,610)	$(1,020,835)

Loss per share-basic and diluted	$(0.01)	$(0.17)

Weighted average shares-basic and diluted	60,001,000	60,000,890

The accompanying notes are an integral part of these consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)
For the Years Ended December 31, 2016 and 2015

	Common shares	Common stock	APIC	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2014	60,000,000	$6,000	$5,098,747	$(5,012,024)	$10,661	$103,384

Net loss	0	0	0	(1,027,932)	0	(1,027,932)
Capital transaction-under common control	1000	0.1	-0.1	0	0	-
Foreign exchange gain/loss	-	-	-	-	7,097	7,097
Balance, December 31, 2015	60,001,000	6,000	5,098,747	(6,039,956)	17,758	(917,451)

Net loss	0	0	0	(698,091)	0	(698,091)
Foreign exchange gain/loss	-	-	-	-	22,481	22,481
Balance, December 31, 2016	60,001,000	$6,000	$5,098,747	$(6,738,047)	$40,239	$(1,593,061)

The accompanying notes are an integral part of these consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	For the twelve	For the twelve
	months ended	months ended
	December 31, 2016	December 31, 2015
Operating activities
Net loss	$(698,091)	$(1,027,932
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	126,355	138,568

Changes in operating assets and liabilities:
Account receivable	9,174	(7,043)
Inventory	1305	328
Prepaid expense and prepaid rent	1,196	46,484
Deposit	(2,905)	1,608
Account payable	12,039	(27,933)
Other payables	236,036	95,427

Net cash (used in) operating activities	(314,891)	(780,493

Investing activities:
Purchase of leasehold improvement	0	1,673
Purchase of property and equipment	0	(7,175)
Amount due from a related party	251,535	(96,863)
Net cash provided by (used in) investing activities	251,535	(102,365)

Financing activities
Amount due to a related party	74,165	820,680
Net cash flows provided by financing activities	74,165	820,680

Effect of exchange rate changes on cash and cash equivalent	(4,487)	3,286
Net increase (decrease) in cash	6,322	(58,892)
Cash at the beginning of the year	2,762	61,654
Cash at the end of the year	$9,084	$2,762

The accompanying notes are an integral part of these consolidated financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Heyu Leisure Holidays Corporation ("Heyu Leisure" or "the Group" or “the Registrant”) was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company manages unique budget hotels in China and internationally and luxury hotels that provide executive facilities, leisure clubs and the highest level of operational excellence via selected mergers, acquisitions and joint ventures. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Heyu Leisure Holidays Corporation. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On February 9, 2015, Heyu Leisure merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Registrant acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Registrant to the shareholders of Heyu Capital.

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

The operating entity- Wu JiaEr Hotel Co., Ltd (“Wu JiaEr ”) has been acquired via Xiamen Heyu Hotel Management Co (“Xiamen Heyu”) on January 25, 2014. As a result of the acquisition, Xiamen Heyu has become its immediate holding company, Heyu Capital becomes its intermediate holding company and the Registrant has become an ultimate holding company of Wu JiaEr.

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

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of December 31, 2016 after the acquisition.

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

USE OF ESTIMATES

The preparation of audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Some of the significant estimates include values and lives assigned to acquired property, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from leased hotel is derived from hotel operations, mainly including the rental of rooms, food and beverages sales from leased hotels. Revenue is recognized when rooms are occupied and food and beverage are sold. Persuasive evidence of an arrangement, fixed price, and service delivered and collection reasonably assured.

ACCOUNT RECEIVABLE, NET

Accounts receivables mainly consist of amounts due from corporate customers, travel agents, hotel guests and credit card receivables, which are recognized and carried at the original invoice amount less an allowance for doubtful accounts. The Group establishes an allowance for doubtful accounts primarily based on the age of the receivables and factors surrounding the credit risk of specific customers. Allowance for account receivable amounted to $0 and $0 as of December 31, 2016 and 2015, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Group evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Group measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. There is no impairment as of December 31 2016.

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

CONCENTRATION OF RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash, accounts receivable, and amount due from related parties. The Group places its cash with high quality banking institutions. The Group didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and December 31, 2015 respectively. And the Group periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income requires that all items are required to be recognized under current accounting standards as components of comprehensive loss are reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods presented, the Group’s comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the statements of operations and comprehensive loss.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and December 31, 2015 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)”, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2018 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our consolidated financial statements. The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31, 2016	As of December 31, 2015
Cost:
Leasehold improvement	$133,640	$142,967
Furniture, fixtures and equipment	440,376	471,110

Total Cost:	574,016	614,077
Less: Accumulated depreciation	(434,490)	(336,301)

Total:	$139,526	$277,776

Depreciation expense was $125,5671 and $120,468 for the period ended December 31, 2016 and December 31, 2015, respectively.

NOTE 3 - DEPOSIT, NON-CURRENT

	As of December 31, 2016	As of December 31, 2015

Deposit for lease of the hotel building	$22,538	$21,138

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

NOTE 4 - OTHER PAYABLE

	As of December 31, 2016	As of December 31, 2015
Payroll Payable	$171,515	$117,590
Rent Payable	241,976	69,167
Audit Payable	37,125	-
Deposit Payable	19,442	-
Total:	$470,058	$186,757

NOTE 5 - INCOME TAX PAYABLE

United States

Heyu Leisure Holidays Corporation is incorporated in United States, and is subject to corporate income tax rate of 34%. As of December 31, 2016, the company has net operating losses of approximately $288,860 that begin expiring in 2032. The potential benefit of the company’s net operating losses has not been recognised in these financial statements because the company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

Hong Kong

Heyu Capital Limited is subject to Hong Kong profit tax at a rate of 16.5% in 2015 and 2016. No Hong Kong profit tax has been provided as the Group has not had assessable profit that was earned in or derived from Hong Kong during the period presented. As of December 31, 2016, HK entity has net operating losses of approximately $4,685,200. Valuation allowance has been fully provided since it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

China

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of December 31, 2016, the PRC entities have net operating losses of approximately $1,763,988  that begin expiring in 2019. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant

	December 31, 2016	December 31, 2015
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$1,312,267	$1,085,288
Valuation allowance	(1,312,267)	(1,085,288)
Net deferred tax assets	$-	$-

The Taxes payable was $40,563 and $38,505 as of December 31, 2016 and December 31, 2015:

	As at December 31, 2016	As at December 31, 2015
Business tax payable	$27,224	25,619
Urban Construction tax payable	1,891	1,793
Others	11,448	11,093

Total	$40,563	$38,505

NOTE 6 - COMMITMENT

Operating lease commitment

The Group has entered into lease agreements for a leased hotel which it operates and for an office. Such lease is classified as operating lease.

As of December 31, 2016, the Company had only one leased hotel with the area of 3,000 square meters in operation, namely Wu JiaEr Hotel, which is located at 4F, Lotus Building, No 194 Jiahe Road, Siming District, Xiamen, China. Under lease arrangement, the company pays a quarterly rental rate of RMB 420,000 (approximately $67,740). The lease was signed October 1, 2013 for a term of ten years and is set to expire September 30, 2025. As of reporting date, the Company is negotiating the termination of the lease in connection with the cease of operation of Wu JiaEr Hotel.

The Company leases an office in Danyuan 10, District C, Floor 6, Building 32, Shiding Road, Siming District, Xiamen City, Fujian Province. The lease was commenced and used from July 13, 2016 and will expire on July 12, 2017. The monthly rent is RMB 21,000.0 0 (approximately $3,160).

Future minimum lease payments under non-cancellable lease agreement as follow:

Year:

2017	$275,952
2018	256,636
2019	263,051
2020	282,299
2021 and after	1,425,610
$2,503,548

Under the lease arrangements, the Group pay rent on a quarterly basis.

NOTE 7 - LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and December 31, 2015, there are no outstanding dilutive securities.

NOTE 8 - GOING CONCERN

The Group has sustained operating losses of $6,738,047 since inception. The Group’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

NOTE 9 - STOCKHOLDER'S EQUITY/(Deficit)

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

Ban SiongAng was named as Sole Director of the Company and serves as its Chief Executive Officer. On January 14, 2014, the Company issued 1,000,000 shares of its common stock at par representing 100% of the then total outstanding 1,000,000 shares of common stock.

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

Hung Seng Tan is appointed as the Executive Director and Guan Chuan Tan is appointed as the Director of the Company during the period. Ban SiongAng is appointed as Managing Director and serves as Chief Executive Officer subsequent to the appointment of new Directors

On February 9, 2015, Heyu Leisure Holiday Corp. (“Heyu Leisure” or the “Company” or the “Registrant”) merged with Heyu Capital Ltd (“Heyu Capital”), a corporation existing under the laws of Hong Kong (Special Administrative Region of the PRC). Pursuant to the merger, the Company acquired all of the outstanding common shares of Heyu Capital through the issuance of common shares of the Company to the shareholders of Heyu Capital.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

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

Amount due from related parties are related to the advances to stockholder/ related companies as $23,886 and $194,322 respectively for December 31 2016 and 2015. These receivables are interest free, due on demand and without collateral.

Amount due to a related party is comprised of the advances from the stockholder/ related companies for working capital of group as of $1,257,961 and $1,192,387 respectively for December 31 2016 and 2015. These receivables are interest free, due on demand and without collateral.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 26, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.