Form 10-Q
period 2017-03-31
Heyu Leisure Holidays Corp
filed 2017-08-15
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(+86) 592 504 9622

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐  No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No  ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended March 31, 2017

Page
FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and March 31, 2016 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4- 18

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash	$52,086	$9,084
Inventory	32	88
Amount due from related parties	74,008	23,886

Total current assets	126,126	33,058

Other assets
Deposit, non-current	3,062	22,538
Prepayment	133	230
Property and leasehold improvements, net	23,619	139,526
Intangible asset	0	4,116

Total non-current assets	26,814	166,410

Total assets	152,940	199,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY

Current liabilities
Account payable	23,131	23,947
Amount due to related parties	1,499,836	1,257,961
Other payables and accruals	458,180	470,058
Tax payable	41,197	40,563

Total liabilities	2,022,344	1,792,529

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,001,000 shares issued and outstanding as of March 31,2017 and December 31, 2016, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(7,019,514)	(6,738,047)
Accumulated other comprehensive income	45,363	40,239
Total stockholders’ (deficit)/ equity	(1,869,404)	(1,593,061)

Total liabilities and stockholders’ (deficit)/ equity	$152,940	$199,468

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2017	2016
Revenue	$5,147	$37,148
Cost of revenue	63,687	108,260
Gross Loss	(58,540)	(71,112)

Operating costs and expenses:
Selling expenses	0	703
General & Administrative expenses	127,692	156,643
Impairment cost	94,625	-
Finance expenses	651	238

Loss before income taxes	(281,467)	(228,696)
Income tax	0	0
Net loss	(281,467)	(228,696)

Other comprehensive income
Foreign currency translation adjustments	5,124	(2,993)
Comprehensive income	$(276,343)	$(231,689)

Loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	60,000,001	60,000,001

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
Operating activities
Net loss	$(281,467)	$(228,696)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,332	36,779
Gain from disposal of fixed assets	(816)	0
Impairment of assets	94,625	0

Changes in operating assets and liabilities:
Account receivable	0	4,655
Inventory	57	544
Deposit	19,671	898
Prepayment	100	0
Account payable	(1,002)	5,274
Other payables	(13,593)	93,026

Net cash used in provided by operating activities	(156,093)	(87,520)

Investing activities:
Proceeds from disposal of property and equipment	1,480	0
Purchase of property and equipment	(1,840)	0
Net cash used in investing activities	(360)	0

Financing activities
Repayments to related parties	(41,107)	(102,958)
Advances from related parties	239,083	188,096
Net cash flows provided by financing activities	197,976	85,138

Effect of exchange rate changes on cash and cash equivalent	1,479	2,280
Net increase(decrease) in cash	43,002	(102)
Cash at the beginning of the year	9,084	2,762
Cash at the end of the year	$52,086	$2,660

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Heyu Leisure Holidays Corporation (“Heyu Leisure” or “the Company”) was incorporated in July 2013 under the laws of the state of Delaware.

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

The transaction has been accounted for as a business combination under a method similar to the pooling-of-interest method (“Pooling-of-Interest”) as the Registrant and Heyu Capital are both under common control with by our majority shareholder. In accordance with Accounting Standards Codification (“ASC”) 805-50-25, it indicated that the financial statements of the receiving entity shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Further in 805-50-45-5, indicated that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information. All adjusted financial statements and financial summaries shall indicate clearly that financial data of previously separate entities are combined.

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

Wujiaer hotel terminated its operation in April 2017.The Company is currently in the process of effectuating plans to own and operate a new hotel development that the Company expects will conform to the specifications set forth in its business model.

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of March 31, 2017 after the acquisition.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the period ended December 31, 2016 as filed with the SEC.

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

The Company evaluates our business relationships such as those with franchisees to identify potential variable interest entities. Generally, these businesses qualify for the business scope exception under the consolidation guidance. Therefore, we have concluded that consolidation of any such entities is not appropriate for the periods.

BUSINESS COMBINATIONS

U.S. GAAP requires that business combinations be accounted for under the acquisition purchase method. From January 1, 2009, the Company adopted ASC 805 “Business Combinations”. Following this adoption, the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, the fair value of the non-controlling interests and the acquisition date fair value of any previously held equity interest in the acquired over (ii) the fair value of the identifiable net assets of the acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the entity acquired, the difference is recognized directly in the statements of operations.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections and the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of assets and forecasted life cycle and forecasted cash flows over that period. Although the Company believes that the assumptions applied in the determinations that the Company has made are reasonable based on information available at the date of acquisition, actual results may differ from the forecasted amounts and the difference could be material.

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

ACCOUNT RECEIVABLE, NET

Accounts receivables mainly consist of amounts due from corporate customers, travel agents, hotel guests and credit card receivables, which are recognized and carried at the original invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts primarily based on the age of the receivables and factors surrounding the credit risk of specific customers.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for long-lived assets amounted to $94,625 and $0 for the three months ended June 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

BUSINESS TAX AND RELATED TAXES

The Company is subject to business tax, education surtax and urban maintenance and construction tax on the services provided in the PRC. Such taxes are primarily levied based on revenue at applicable rates and are recorded as a reduction of revenue.

INCOME TAX

The Company has implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company adopted the provisions of ASC 740 and have analyzed filing positions in each PRC jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified the PRC as our “major” tax jurisdiction. Generally, the Company remains subject to PRC examination of our income tax returns annually.

The Company believes that our income tax positions and deductions will be sustained by an audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, the Company did not record a cumulative effect adjustment, related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

INTANGIBLE ASSETS

Intangible assets with definite useful lives, representing software, are amortized over their estimated useful lives of 5 years using the straight-line method, which represents the economic benefit pattern of the intangible assets.

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for intangible assets amounted to $4,026 and $0 for the three months ended June 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

LEASE

A lease of which substantially all the benefits and risks incidental to ownership remain with the lessor is classified as an operating lease. The Company is currently classified it as operating lease.

CONCENTRATION OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality banking institutions. The Company didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016, respectively. And the Company periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

FOREIGN CURRENCY TRANSLATION

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company located in the Hong Kong and PRC are maintained in their local currency, the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”), which are the functional currency of these entities.

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

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	March 31, 2017	December 31, 2016	March 31, 2016

Period-end spot rate	US $1=RMB 6.8905	US $1=RMB 6.9437	US $1=RMB 6.4645

Average rate	US $1=RMB 6.8833	US $1=RMB 6.6430	US $1=RMB 6.5535

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income requires that all items are required to be recognized under current accounting standards as components of comprehensive loss are reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods presented, the Company’s comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the statements of operations and comprehensive loss.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016, respectively.

LOSS PER COMMON SHARE

Earnings (loss) per share is calculated in accordance with Accounting Standards Codification (“ASC”) 260 Earnings per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to shareholders of the Company by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed in accordance with the treasury stock method and based on the weighted average number of common shares and dilutive common share equivalents. Dilutive common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on our consolidated net earnings, financial position or cash flows.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2017 (Unaudited)	As of December 31, 2016

Cost:
Leasehold improvement	$443,776	$440,376
Furniture, fixtures and equipment	129,546	133640

Total Cost:	573,322	574,016
Less: Accumulated depreciation	(459,198)	(434,490)
Net value before Impairment	114,124	-
Less: Impairment expense	(90,505)	-
Total:	$23,619	$139,526

Depreciation expense was $26,205 and $36,779 for the three months ended March 31, 2017 and March 31, 2016, respectively.

During the three months ended June 30, 2017, the Company sold property and equipment at net cost of $2,295 for cash of $1,478. Gain of $816 was booked.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for long-lived assets amounted to $90,560 and $0 for the three months ended June 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets includes the following:

	As of March 31, 2017 (Unaudited)	As of December 31, 2016

Cost:
Trademark	$653	$648
Software use right	6,937	6,884

Total Cost:	7,590	7,532
Less: Accumulated depreciation	(3,569)	(3,416)
Net value before impairment	4,022	-
Less: Impairment expense	(4,022)	-

Total:	$-	$4,116

Amortization expenses amounted to $127 and$190 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 4 –DEPOSIT, NON-CURRENT

	As of March 31, 2017 (Unaudited)	As of December 31, 2016

Deposit for lease of the hotel building	$3,062	$22,538

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

NOTE 5–OTHER PAYABLE

	As of March 31, 2017 (Unaudited)	As of December 31, 2016
Payroll Payable	$150,442	$171,515
Rent Payable	282,956	261,418
Audit Payable	24.782	37,125
Total:	$458,180	$470,058

NOTE 6 – COMMITMENT

Operating lease commitment

The Company has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

As of March 31, 2017, the Company had only one leased hotel with the area of 3,000 square meters in operation, namely Wu JiaEr Hotel, which is located at 4F, Lotus Building, No 194 Jiahe Road, Siming District, Xiamen, China. Under lease arrangement, the company pays a monthly rental rate of RMB 148,500 (approximately $21,600). The lease was signed October 1, 2013 for a term of ten years and is set to expire September 30, 2025. As of reporting date, the Company is negotiating the termination of the lease in connection with the cease of operation of Wu JiaEr Hotel.

The Company leases an office in Danyuan 10, District C, Floor 6, Building 32, Shiding Road, Siming District, Xiamen City, Fujian Province. The lease was commenced and used from July 13, 2016 and expired on July 12, 2017. The monthly rent is RMB 21,000.00 (approximately $3,050).

Lease expenses amounted to $73,874 and $61,799 for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments under non-cancellable lease agreement for the twelve months after March 31, 2017are as follow:

Year:

2017	$263,062
2018	258,617
2019	258,617
2020	278,013
2021 and after	1,344,162
$2,402,471

Under the lease arrangements, the Company pay rent on a quarterly basis.

NOTE 7 – GOING CONCERN

The Company sustained a net loss $281,467 and $228,696 during the three months ended June 30, 2017 and 2016, respectively. The Company has sustained operating losses of $7,019,514 since inception. Working capital amounted to $(1,896,218) and $(1,759,471) as of June 30, 2017 and December 31, 2016, respectively. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 8 –STOCKHOLDER’S EQUITY/(Deficit)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

The Company redeemed an aggregate of 20,000,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $2,000.

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Neither Messrs. Cassidy nor McKillop retain any shares of the Company’s common stock.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

Amount due from related parties are related to the advances to stockholder/ related companies as $74,008 and $23,886 for March 31, 2017 and December 31 2016, respectively.These receivables are interest free, due on demand and without collateral.

Amount due to a related party is comprised of the advances from the stockholder/ related companies for working capital of group as of $1,499,836 and $1,257,961 respectively for March 31, 2017 and December 31 2016, respectively. These receivables are interest free, due on demand and without collateral.

NOTE 10- SUBSEQUENT EVENTS

In April 2017, Company stopped its operation of Wujiaer Hotel. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Heyu Leisure Holidays Corporation (the “Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

Wujiaer hotel terminated its operation in April 2017.The Company is currently in the process of effectuating plans to own and operate a new hotel development that the Company expects will conform to the specifications set forth in its business model.

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

Results of Operations for three months ended March 31, 2017 and March 31, 2016

	For the three month ended March 31,
	2017	2016
Revenue	$5,147	$37,148
Cost of revenue	(63,687)	(108,260)
Operating costs and expenses	(222,927)	(157,584)

The revenue decreased from $37,148 to $5,147 from the three months ended March 31, 2016 to the three months ended March 31, 2017. These decreases resulted primarily due to that the Company terminated its hotel operation in April 2017. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

The decrease in cost of revenue is consistent with the decrease of revenue from the three months ended March 31, 2016 to March 31, 2017, respectively. The cost of revenue consists of water, electricity, rental and related taxes of hotel.

The Company operating expenses increased from $157,584 to $222,927 from the three months ended March 31, 2016 to March 31, 2017. The increase in operating expense was mainly due to impairment expenses of $94,625 offset by decreased operation expenses consistent with decrease in revenue.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2017	As at December 31, 2016
Total current assets	$126,126	$33,058
Total current liabilities	2,022,344	1,792,529
Working capital (deficit)	(1,896,218)	(1,759,471)

As of March 31, 2017 and December 31, 2016, total current assets were $126,126 and $33,058, respectively. The increase is mainly due to increase in cash and cash equivalent and amount due from related parties.

As of March 31, 2017 and December 31, 2016, total current liabilities were $2,022,344 and $1,792,529, respectively. The increase is mainly from the advances from related parties, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $1,896,218 and an accumulated deficit of $7,019,514 as ofMarch 31, 2017. The Company’s continuation as a going concern is dependent on our ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

Cash Flows

	For three months ended March 31, 2017	For three months ended March 31, 2016
Net cash used in operating activities	$(156,093)	$(87,520)

Net cash (used in) provided by investing activities	(360)	-

Net cash provided by (used in) financing activities	197,976	85,138

Effect of exchange rate changes on cash and cash equivalent	1,479	2,280

Net change in cash	43,002	(102)

For the three months ended March 31, 2017 and 2016 $156,093 was used and $87,520 was used in operating activities. The $68,573 increase in the net used operating activities for the three months ended March 31, 2017 compared to the same period 2016 primarily resulted from $106,619 less increase of other payables,and $52,771 increased net loss, offset by $94,625 more impairment expense.

For the three months ended March 31, 2017 and 2016, $360 and $0was used ininvesting activities, the increase is due to $1,840 purchase of property and equipment and due to proceeds of $1,480 cash received from disposal of property and equipment.

For the three months ended March 31, 2017 and 2016, $197,976 was provided and $85,138 was provided by financing activities, respectively. The increase was due to more borrowings from due to related parties.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company is considered to be in the development stage. The continuation as a going concern is dependent on management’s ability to develop profitable operations, and/or obtain additional financing from its stockholders and/or other third parties.

The Company’s proposed activities will necessitate significant uses of capital beyond 2017. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

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

We have no significant contractual obligations or commercial commitments not disclosed in our consolidated interim financial statements including the footnotes to the financial statements as of this date.

Critical Accounting Policies

Please refer to Note 1 in Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

-	Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

Although the Company has effected a change in control, the Company remains, as it was previously, a development stage company under the direct control of its officers. There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as follows:

(1)	On July 9, 2013, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000.00. Subsequently, in January 2014, the Registrant redeemed an aggregate of 10,000,000 of these shares for the redemption price of $1,000.00. On July 9, 2013, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration paid of $1,000.00. Subsequently, in January 2014, the Registrant redeemed an aggregate of 10,000,000 of these shares for the redemption price of $1,000.00

(2)	On January 13, 2014, 1,000,000 shares of common stock were issued by the Registrant to Ban Siong Ang pursuant to a change of control in the Registrant. The aggregate consideration paid for these shares was $100.

(3)	From July 1, 2014 through September 1, 2014, 59,000,000 shares of common stock were issued by the Registrant to the shareholders named below pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Registrant in which no underwriting discounts or commissions applied to any of the transactions set forth below. The Registrant conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Registrant in conducting the offering.

	Shares Owned
Name	Number	Percentage

Ban Siong Ang	46,389,604	77%

Tiang Lee Ng	4,272,419	7%

Hooi Pheng Ang	254,569	*

Teik Kui Ang	651,854	*

Xin Chen	109,354	*

Tek Mun Chin	340,000	*

ShuHui Dai	257,416	*

XieMing Fan	66,000	*

HaiBin Gao	80,000	*

Boon Hong Haw	2,000,000	3.3%

JianShu Huang	60,000	*

QingQiang Li	42,854	*

EnYu Lin	70,000	*

FenJin Lin	40,000	*

Wee Lee Sim	60,000	*

	Shares Owned
Name	Number	Percentage

Swiss Teo Swee Kiong	103,064	*

Guan Chuan Tan	300,000	*

Hang Kiang Tan	60,000	*

Hung Seng Tan	1,484,423	2.5%

Hup Teong Tan	90,000	*

Kwee Huwa Tan	349,550	*

Lan Tan	78,209	*

Lee Hiang Tan	97,355	*

XiaoDi Rao	153,709	*

ShuYing Wang	105,354	*

MeiMei Weng	147,355	*

Kean Heong Wong	76,203	*

XiuHua Xian	200,000	*

MeiJiao Xu	166,354	*

ZhuEn Xu	50,000	*

TaoYing Yang	241,098	*

ZhenYu Zeng	180,354	*

DeZhao Zhang	100,000	*

XiuMei Zheng	525,355	*

BingRen Zhong	408,387	*

MeiYun Zhong	119,064	*

WenJin Zhong	121,354	*

XingEn Zhong	84,710	*

XingHua Zhong	65,032	*

(4)	On February 9, 2015, pursuant to the stock-for-stock acquisition of Heyu Capital Ltd, the Registrant issued 1,000 shares of Common stock to Ban Siong Ang.

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

HEYU LEISURE HOLIDAYS CORPORATION

By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

Dated:	August 15, 2017

