Form 10-Q
period 2017-06-30
Heyu Leisure Holidays Corp
filed 2017-08-21
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No  ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 18, 2017

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended June 30, 2017

Page
FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	1

Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2017 and June 30, 2016 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Six months Ended June 30, 2017 and June 30, 2016 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4 - 18

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash	$4,648	$9,084
Inventory	0	88
Amount due from related parties	89,643	23,886

Total current assets	94,291	33,058

Other assets
Deposit, non-current	0	22,538
Prepayment	4,123	230
Property and leasehold improvements, net	22,091	139,526
Intangible asset	0	4,116

Total non-current assets	26,214	166,410

Total assets	120,505	199,468

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY

Current liabilities
Account payable	23,516	23,947
Amount due to related parties	1,564,324	1,257,961
Other payables and accruals	489,016	470,058
Tax payable	42,090	40,563

Total liabilities	2,118,946	1,792,529

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,001,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(7,136,365)	(6,738,047)
Accumulated other comprehensive income	33,177	40,239
Total stockholders' (deficit)/ equity	(1,998,441)	(1,593,061)

Total liabilities and stockholders' (deficit)/ equity	$120,505	$199,468

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue	$0	$22,121	$5,157	$59,269
Cost of revenue	0	75,537	63,936	183,797
Gross Loss	0	(53,416)	(58,779)	(124,528)

Operating costs and expenses:
Selling expenses	0	107	0	810
General & Administrative expenses	21,326	64,065	242,521	220,708
Impairment Cost	94,799	0	94,799	0
Finance expenses	2,205	199	2,219	437

Loss before income taxes	(118,330)	(117,787)	(398,318)	(346,483)
Income tax	0	0	0	0
Net loss	(118,330)	(117,787)	(398,318)	(346,483)

Other comprehensive income
Foreign currency translation adjustments	(12,186)	7,196	(7,062)	4,203
Comprehensive income	$(130,516)	$(110,591)	$(405,380)	$(342,280)

Loss per share-basic and diluted	$-	$(0.00)	$(0.01)	$(0.01)

Weighted average shares-basic and diluted	60,001,000	60,001,000	60,001,000	60,001,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the three months ended	For the three months ended
	June 30, 2017	June 30, 2016
Operating activities
Net loss	$(398,318)	$(346,483)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,248	68,656
Loss from disposal of fixed assets	665	0
Impairment of assets	94,799	0

Changes in operating assets and liabilities:
Account receivable	0	9,324
Inventory	89	1,121
Prepaid expense and prepaid rent	22,778	1,265
Deposit	(3,834)	0
Account payable	(1,004)	5,330
Other payables	(9,391)	139,013

Net cash used in operating activities	(265,968)	(121,774)

Investing activities:
Proceeds from disposal of fixed assets	1,482	0
Purchase of property and equipment	(1,840)	0
Net cash used in investing activities	(358)	0

Financing activities
Repayments to related parties	(18,919)	(79,397)
Advances from related parties	280,572	201,674
Net cash flows provided by financing activities	261,653	122,277

Effect of exchange rate changes on cash and cash equivalent	237	5
Net (decrease) increase in cash	(4,436)	498
Cash at the beginning of the year	9,084	2,762
Cash at the end of the year	$4,648	$3,260

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

Wujiaer hotel terminated its operation in April 2017. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of June 30, 2017 after the acquisition.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for long-lived assets amounted to $90,766 and $0 for the six months ended June 30, 2017 and 2016, respectively. Impairment expenses for long-lived assets amounted to $0 and $0 for the three months ended June 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

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

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for intangible assets amounted to $4,033 and $0 for the six months ended June 30, 2017 and 2016, respectively. Impairment expenses for intangible assets amounted to $0 and $0 for the three months ended June 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

LEASE

A lease of which substantially all the benefits and risks incidental to ownership remain with the lessor is classified as an operating lease. The Company is currently classified it as operating lease.

CONCENTRATION OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality banking institutions. The Company didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016, respectively. And the Company periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

	June 30, 2017	December 31, 2016	June 30, 2016

Period-end spot rate	US $1=RMB 6.7774	US $1=RMB 6.9437	US $1=RMB 6.6434

Average rate	US $1=RMB 6.8707	US $1=RMB 6.6430	US $1=RMB 6.5356

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

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2017 (Unaudited)	As of December 31, 2016

Cost:
Leasehold improvement	$451,181	$440,376
Furniture, fixtures and equipment	131,677	133,640

Total Cost:	582,858	574,016
Less: Accumulated depreciation	(468,752)	(434,490)
Net value before Impairment	114,106	139,526
Less: Impairment	(92,015)	-
Total:	$22,091	$139,526

Depreciation expense was $28,121 and $68,256 for the six months ended June 30, 2017 and June 30, 2016, respectively. Depreciation expense was $1,916 and $31,477 for the three months ended June 30, 2017 and June 30, 2016, respectively.

During the six months ended June 30, 2017, the Company sold property and equipment at net cost of $2,147 for cash of $1,482. Loss of $665 was booked.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for long-lived assets amounted to $90,766 and $0 for the six months ended June 30, 2017 and 2016, respectively. Impairment expenses for long-lived assets amounted to $0 and $0 for the three months ended June 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets includes the following:

	As of June 30, 2017 (Unaudited)	As of December 31, 2016

Cost:
Trademark	$664	$648
Software use right	7,053	6,884

Total Cost:	7,717	7,532
Less: Accumulated depreciation	(3,628)	(3,416)
Net value before impairment	4,089	4,116
Less: Impairment	(4,089)	-

Total:	$-	$4,116

Amortization expenses amounted to $127 and $400 for the six months ended June 30, 2017 and 2016, respectively. Amortization expenses amounted to $0 and $210 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 4 – DEPOSIT, NON-CURRENT

	As of June 30, 2017 (Unaudited)	As of December 31, 2016

Deposit for lease of the hotel building	$-	$22,538

The deposit is made to shareholder for the lease of the hotel building.

The long term deposits are not within the scope of the accounting guidance regarding interests on receivables and payables, because they are intended to provide security for the counterparty to the office rental agreements. Therefore, the deposits are recorded at costs.

NOTE 5 – OTHER PAYABLE

	As of June 30, 2017 (Unaudited)	As of December 31, 2016
Payroll Payable	$176,095	$171,515
Rent Payable	307,671	261,418
Audit Payable	5,250	37,125
Total:	$489,016	$470,058

NOTE 6 – COMMITMENT

Operating lease commitment

The Company has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

As of June 30, 2017, the Company had only one leased hotel with the area of 3,000 square meters in operation, namely Wu JiaEr Hotel, which is located at 4F, Lotus Building, No 194 Jiahe Road, Siming District, Xiamen, China. Under lease arrangement, the company pays a monthly rental rate of RMB 148,500 (approximately $21,600). The lease was signed October 1, 2013 for a term of ten years and is set to expire September 30, 2025. As of reporting date, the Company is negotiating the termination of the lease in connection with the cease of operation of Wu JiaEr Hotel.

The Company leases an office in Danyuan 10, District C, Floor 6, Building 32, Shiding Road, Siming District, Xiamen City, Fujian Province. The lease was commenced and used from July 13, 2016 and expired on July 12, 2017. The monthly rent is RMB 21,000.00 (approximately $3,050).

Lease expenses amounted to $148,020 and $123,937 for the six months ended June 30, 2017 and 2016, respectively. Lease expenses amounted to $74,146 and $62,138 for the three months ended June 30, 2017 and 2016, respectively.

Future minimum lease payments under non-cancellable lease agreement for the twelve months after June 30, 2017 are as follow:

Year:

2017	$264,132
2018	262,933
2019	282,653
2020	289,226
2021 and after	1,315,978
$2,414,922

Under the lease arrangements, the Company pay rent on a quarterly basis.

NOTE 7 – GOING CONCERN

The Company sustained a net loss $398,318 and $346,483 during the six months ended June 30, 2017 and 2016, respectively. The Company has sustained operating losses of $7,136,365 since inception. Working capital amounted to $(2,024,655) and $(1,759,471) as of June 30, 2017 and December 31, 2016, respectively. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

NOTE 8 – STOCKHOLDER’S EQUITY/(Deficit)

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Amount due from related parties are related to the advances to stockholder/ related companies was $89,643 and $23,886 for June 30, 2017 and December 31 2016, respectively. These receivables are interest free, due on demand and without collateral.

Amount due to a related party is comprised of the advances from the stockholder/ related companies for working capital of the group  as of $1,564,324 and $1,257,961, respectively as of  June 30, 2017 and December 31, 2016, respectively. These payables  are interest free, due on demand and without collateral.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 15, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.

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

Wujiaer hotel terminated its operation in April 2017. The Company is currently in the process of effectuating plans to own and operate a new hotel development that the Company expects will conform to the specifications set forth in its business model.

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

Results of Operations for three months ended June 30, 2017 and June 30, 2016

	For the three month ended June 30,
	2017	2016
Revenue	$-	$22,121
Cost of revenue	-	(75,537)
Operating costs and expenses	(118,330)	(64,371)

The revenue decreased from $22,121 to $0 from the three months ended June 30, 2016 to the three months ended June 30, 2017. These decreases resulted primarily due to that the Company terminated its hotel operation in April 2017. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

The decrease in cost of revenue is consistent with the decrease of revenue from the three months ended June 30, 2016 to June 30, 2017, respectively. The cost of revenue consists of water, electricity, rental and related taxes of hotel.

The Company operating expenses increased from $64,371 to $118,330 from the three months ended June 30, 2016 to June 30, 2017. The increase in operating expense was mainly due to increased impairment expense of $94,799 offset by decreased operation expenses consistent with decrease in revenue.

Results of Operations for six months ended June 30, 2017 and June 30, 2016

	For the six month ended June 30,
	2017	2016
Revenue	$5,157	$59,269
Cost of revenue	(63,936)	(183,797)
Operating costs and expenses	(339,539)	(221,955)

The revenue decreased from $59,269 to $5,157 from the six months ended June 30, 2016 to the six months ended June 30, 2017. These decreases resulted primarily due to that the Company terminated its hotel operation in April 2017. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

The decrease in cost of revenue is consistent with the decrease of revenue from the six months ended June 30, 2016 to June 30, 2017, respectively. The cost of revenue consists of water, electricity, rental and related taxes of hotel.

The Company operating expenses increased from $221,955 to $339,539 from the six months ended June 30, 2016 to June 30, 2017. The increase in operating expense was mainly due to impairment expenses of $94,799.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2017	As at December 31, 2016
Total current assets	$94,291	$33,058
Total current liabilities	2,118,946	1,792,529
Working capital (deficit)	(2,024,655)	(1,759,471)

As of June 30, 2017 and December 31, 2016, total current assets were $94,291 and $33,058, respectively. The increase is mainly due to increase in amount due from related parties.

As of June 30, 2017 and December 31, 2016, total current liabilities were $2,118,946 and $1,792,529, respectively. The increase is mainly from the advances from related parties, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $2,024,655 and an accumulated deficit of $7,136,365 as of June 30, 2017. The Company’s continuation as a going concern is dependent on our ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

Cash Flows

	For six months ended June 30, 2017	For six months ended June 30, 2016
Net cash used in operating activities	$(265,968)	$(121,774)

Net cash (used in) provided by investing activities	(358)	-

Net cash provided by (used in) financing activities	261,653	122,277

Effect of exchange rate changes on cash and cash equivalent	237	5

Net change in cash	(4,436)	498

For the six months ended June 30, 2017 and 2016 $265,968 was used and $121,774 was used in operating activities. The $144,194 increase in the net cash used operating activities for the six months ended June 30, 2017 compared to the same period 2016 primarily resulted from $148,404 decrease in cash flow from change in other payables.

For the six months ended June 30, 2017 and 2016, $358 and $0 was used in investing activities, the increase is due to $1,840 purchase of property and equipment and due to proceeds of $1,482 cash received from disposal of property and equipment.

For the six months ended June 30, 2017 and 2016, $261,653 was provided and $122,277 was provided by financing activities, respectively. The increase was due to more borrowings from related parties.

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

Changes in Internal Controls

Although the Company has effected a change in control, the Company remains, as it was previously, a development stage company under the direct control of its officers. There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the six months period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HEYU LEISURE HOLIDAYS CORPORATION

By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

Dated:	August 21, 2017

