Form 10-Q
period 2017-09-30
Heyu Leisure Holidays Corp
filed 2017-11-14
CIK 1586573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No  ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 14, 2017

Common Stock, par value $0.0001	60,001,000

Documents incorporated by reference:	None

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEYU LEISURE HOLIDAYS CORPORATION

For the quarterly period ended September 30, 2017

Page
FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2017 and September 30, 2016 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2017 and September 30, 2016 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4 - 15

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

	Sep 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash	$2,244	$9,084
Inventory	422	88
Amount due from related parties	95,012	23,886

Total current assets	97,678	33,058

Other assets
Deposit, non-current	572	22,538
Prepayment	0	230
Property and leasehold improvements, net	20,789	139,526
Intangible asset	0	4,116

Total non-current assets	21,361	166,410

Total assets	119,039	199,468

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY

Current liabilities
Account payable	24,007	23,947
Amount due to related parties	1,637,725	1,257,961
Other payables and accruals	662,543	470,058
Tax payable	42,774	40,563

Total liabilities	2,367,049	1,792,529

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,001,000 and 60,001,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	6,000	6,000
Additional paid-in capital	5,098,747	5,098,747
Accumulated deficit	(7,364,678)	(6,738,047)
Accumulated other comprehensive income	11,921	40,239
Total stockholders' deficit	(2,248,010)	(1,593,061)

Total liabilities and stockholders' deficit	$119,039	$199,468

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the three months ended		For the nine months ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2017	2016	2017	2016
Revenue	$0	$46,978	$5,207	$106,247
Cost of revenue	0	69,660	64,558	253,457
Gross Loss	0	(22,682)	(59,351)	(147,210)

Operating costs and expenses:
Selling expenses	0	99	0	909
General & Administrative expenses	226,633	96,851	469,154	317,559
Impairment Cost	921	0	95,720	0
Finance expenses	187	181	2,406	618

Loss before income taxes	(227,741)	(119,813)	(626,631)	(466,296)
Income tax	0	0	0	0
Net loss	(227,741)	(119,813)	(626,631)	(466,296)

Other comprehensive income
Foreign currency translation adjustments	(21,828)	1,341	(28,318)	5,544
Comprehensive income	$(249,569)	$(118,472)	$(654,949)	$(460,752)

Loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares-basic and diluted	60,001,000	60,001,000	60,001,000	60,001,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

HEYU LEISURE HOLIDAYS CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the nine months ended	For the nine months ended
	Sep 30, 2017	Sep 30, 2016
Operating activities
Net loss	$(626,631)	$(466,296)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,210	72,779
Loss from disposal of fixed assets	671	0
Impairment of assets	95,720	0

Changes in operating assets and liabilities:
Account receivable	0	9,263
Inventory	90	1,335
Deposit	22,441	(2,934)
Prepaid expense and prepaid rent	(176)	1,103
Account payable	(1,015)	8,870
Other payables	128,467	140,029

Net cash used in operating activities	(350,223)	(235,851)

Investing activities:
Proceeds from disposal of fixed assets	1,497	0
Purchase of property and equipment	(1,840)	0
Net cash used in investing activities	(343)	0

Financing activities
Repayments to related parties	(24,233)	(7,675)
Advances from related parties	367,529	242,917
Net cash flows provided by financing activities	343,296	235,242

Effect of exchange rate changes on cash and cash equivalent	430	(18)
Net decrease in cash	(6,840)	(627)
Cash at the beginning of the year	9,084	2,762
Cash at the end of the year	$2,244	$2,135

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

ORGANIZATIONAL STRUCTURE

The following diagram illustrates our corporate and ownership structure, the place of formation and the ownership interests of our subsidiaries as of September 30, 2017 after the acquisition.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for long-lived assets amounted to $91,647 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Impairment expenses for long-lived assets amounted to $0 and $0 for the three months ended September 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

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

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for intangible assets amounted to $4,072 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Impairment expenses for intangible assets amounted to $0 and $0 for the three months ended September 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

LEASE

A lease of which substantially all the benefits and risks incidental to ownership remain with the lessor is classified as an operating lease. The Company is currently classified it as operating lease.

CONCENTRATION OF RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality banking institutions. The Company didn’t have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 and December 31, 2016, respectively. And the Company periodically evaluates the creditworthiness of the existing customers in determining an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

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

	September 30, 2017	December 31, 2016	September 30, 2016

Period-end spot rate	US $1=RMB 6.6389	US $1=RMB 6.9437	US $1=RMB 6.6704

Average rate	US $1=RMB 6.8046	US $1=RMB 6.6430	US $1=RMB 6.5783

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

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2017 (Unaudited)	As of December 31, 2016

Cost:
Leasehold improvement	$460,594	$440,376
Furniture, fixtures and equipment	134,386	133,640

Total Cost:	594,980	574,016
Less: Accumulated depreciation	(480,256)	(434,490)
Net value before Impairment	114,724	139,526
Less: Impairment	(93,935)	-
Total:	$20,789	$139,526

Depreciation expense was $30,082 and $87,265 for the nine months ended September 30, 2017 and September 30, 2016, respectively. Depreciation expense was $1,961 and $27,846 for the three months ended September 30, 2017 and September 30, 2016, respectively.

During the nine months ended September 30, 2017, the Company sold property and equipment at net cost of $2,168 for cash of $1,497. Loss of $671 was booked.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss equal to the difference between the carrying amount and fair value of these assets. Impairment expenses for long-lived assets amounted to $91,647 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Impairment expenses for long-lived assets amounted to $0 and $0 for the three months ended September 30, 2017 and 2016, respectively. The impairment expense is caused by the discontinued operation of Wujiaer Hotel in April 2017.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets includes the following:

	As of September 30, 2017 (Unaudited)	As of December 31, 2016

Cost:
Trademark	$678	$648
Software use right	7,200	6,884

Total Cost:	7,878	7,532
Less: Accumulated depreciation	(3,704)	(3,416)
Net value before impairment	4,174	4,116
Less: Impairment	(4,174)	-

Total:	$-	$4,116

Amortization expenses amounted to $128 and $511 for the nine months ended September 30, 2017 and 2016, respectively. Amortization expenses amounted to $0 and $182 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 4 – DEPOSIT, NON-CURRENT

	As of September 30, 2017 (Unaudited)	As of December 31, 2016

Deposit for lease of the hotel building	$-	$22,538
Deposit for lease	$572	$-

$22,538 was deposited for the lease of Wujiaer hotel building. The Company lost the lease due to it stopped paying the lease since March 2017. According to the lease agreement, deposit was taken by the landlord. In addition, the lease agreement specifies that the Company need to pay six months rent if the Company terminates lease before the lease agreement ends. The Company accrued six months lease expenses.

$572 was deposited for the lease of a dorm for Xiamen Heyu. The Company leased a dorm with a monthly fee of $411.50 and with a term from July 27, 2017 to July 26, 2018.

The long term deposits are not within the scope of the accounting guidance regarding interests on receivables and payables, because they are intended to provide security for the counterparty to the office rental agreements. Therefore, the deposits are recorded at costs.

NOTE 5 – OTHER PAYABLE

	As of September 30, 2017 (Unaudited)	As of December 31, 2016
Payroll Payable	$199,678	$171,515
Rent Payable	452,365	261,418
Audit Payable	10,500	37,125
Total:	$662,543	$470,058

NOTE 6 – COMMITMENT

Operating lease commitment

The Company has entered into lease agreement for a leased hotel which it operates. Such lease is classified as operating lease.

As of September 30, 2017, the Company had only one leased hotel with the area of 3,000 square meters in operation, namely Wu JiaEr Hotel, which is located at 4F, Lotus Building, No 194 Jiahe Road, Siming District, Xiamen, China. Under lease arrangement, for the year of 2017, the company pays a monthly rental rate of RMB 148,500 (approximately $21,600). The lease was signed October 1, 2013 for a term of twelve years and is set to expire September 30, 2025. $22,538 was deposited for the lease of Wujiaer hotel building. The Company lost the lease due to it stopped paying the lease since March 2017. According to the lease agreement, deposit was taken by the landlord. In addition, the lease agreement specifies that the Company need to pay six months rent if the Company terminates lease before the the lease agreement ends. The Company accrued six months lease expenses.

The Company leases an office in Danyuan 10, District C, Floor 6, Building 32, Shiding Road, Siming District, Xiamen City, Fujian Province. The lease was commenced and used from July 13, 2016 and expired on July 12, 2017. The monthly rent is RMB 21,000.00 (approximately $3,050).

The Company leased a dorm with a monthly fee of $411.50 and with a term from July 27, 2017 to July 26, 2018.

Lease expenses amounted to $193,928 and $193,039 for the nine months ended September 30, 2017 and 2016, respectively. Lease expenses amounted to $45,908 and $69,102 for the three months ended September 30, 2017 and 2016, respectively.

Future minimum lease payments is $4,115 during one year after September 30, 2017.

NOTE 7 – GOING CONCERN

The Company sustained a net loss $626,631 and $466,296 during the nine months ended September 30, 2017 and 2016, respectively. The Company has sustained operating losses of $7,364,678 since inception. Working capital amounted to $(2,269,371) and $(1,759,471) as of September 30, 2017 and December 31, 2016, respectively. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

Amount due from related parties are related to the advances to stockholder/ related companies was $95,012 and $23,886 for September 30, 2017 and December 31 2016, respectively. These receivables are interest free, due on demand and without collateral.

Amount due to a related party is comprised of the advances from the stockholder/ related companies for working capital of the group as of $1,638,569 and $1,257,961, respectively as of September 30, 2017 and December 31, 2016, respectively. These payables are interest free, due on demand and without collateral.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 15, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.

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

Results of Operations for three months ended September 30, 2017 and September 30, 2016

	For the three month ended September 30,
	2017	2016
Revenue	$-	$46,978
Cost of revenue	-	(69,660)
Operating costs and expenses	(227,416)	(97,131)

The revenue decreased from $46,978 to $0 from the three months ended September 30, 2016 to the three months ended September 30, 2017. These decreases resulted primarily due to that the Company terminated its hotel operation in April 2017. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

The decrease in cost of revenue is consistent with the decrease of revenue from the three months ended September 30, 2016 to September 30, 2017, respectively. The cost of revenue consists of water, electricity, rental and related taxes of hotel.

The Company operating expenses increased from $97,131 to $227,741 from the three months ended September 30, 2016 to September 30, 2017. The increase in operating expense was mainly due to increased lease expenses and offset by decreased general & administrative expenses due to ceased operation of Wujiaer Hotel. The increased lease expense in three months ended September 30, 2017 is due to in September the Company accrued six months lease expense as termination penalty according to the lease termination terms.

Results of Operations for nine months ended September 30, 2017 and September 30, 2016

	For the nine month ended September 30,
	2017	2016
Revenue	$5,207	$106,247
Cost of revenue	(64,558)	(253,457)
Operating costs and expenses	(567,280)	(319,086)

The revenue decreased from $106,247 to $5,207 from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. These decreases resulted primarily due to that the Company terminated its hotel operation in April 2017. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

The decrease in cost of revenue is consistent with the decrease of revenue from the nine months ended September 30, 2016 to September 30, 2017, respectively. The cost of revenue consists of water, electricity, rental and related taxes of hotel.

The Company operating expenses increased from $319,086 to $567,280 from the nine months ended September 30, 2016 to September 30, 2017. The increase in operating expense was mainly due to impairment expenses of $95,720 and increased rent expense. The increased lease expense in nine months ended September 30, 2017 is due to in September the Company accrued six months lease expense as early termination penalty according to the lease termination terms.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2017	As at December 31, 2016
Total current assets	$97,678	$33,058
Total current liabilities	2,367,049	1,792,529
Working capital (deficit)	(2,269,371)	(1,759,471)

As of September 30, 2017 and December 31, 2016, total current assets were $97,678 and $33,058, respectively. The increase is mainly due to increase in amount due from related parties.

As of September 30, 2017 and December 31, 2016, total current liabilities were $2,367,049 and $1,792,529, respectively. The increase is mainly from the advances from related parties, which paid for daily hotel operation expenses and staff salaries during the period.

The Company had negative working capital of $2,269,371 and an accumulated deficit of $7,364,678 as of September 30, 2017. The Company’s continuation as a going concern is dependent on our ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties. The Company decides to terminate the operation of Wujiaer Hotel is because the streets around the hotel is under renovation and will last over one year thus causing slow business for the hotel. The Company is currently actively looking and negotiating another hotel. As of the report date, the Company has not found any interested hotel. The Company believes that once future acquisition of hotel completes the Company will improve its operation results and cash flow.

Cash Flows

	For nine months ended September 30, 2017	For nine months ended September 30, 2016
Net cash used in operating activities	$(350,223)	$(235,851)

Net cash (used in) investing activities	(343)	-

Net cash provided by financing activities	343,296	235,242

Effect of exchange rate changes on cash and cash equivalent	430	(18)

Net change in cash	(6,840)	(627)

For the nine months ended September 30, 2017 and 2016, $350,223 and $235,851 were used in operating activities, respectively. The $114,372 increase in the net cash used operating activities for the nine months ended September 30, 2017 compared to the same period 2016 primarily resulted from $160,335 more net loss, $42,569 more depreciation and amortization expense, $11,562 less increase in other payables, $9,885 less increase in accounts payable, $9,263 more increase in accounts receivable, and offset by impairment loss of $95,720 and $25,375 less increase in deposit.

For the nine months ended September 30, 2017 and 2016, $343 and $0 was used in investing activities, the increase is due to $1,840 purchase of property and equipment and due to proceeds of $1,497 cash received from disposal of property and equipment.

For the nine months ended September 30, 2017 and 2016, $343,296 and $235,242 was provided by financing activities, respectively. The increase was due to more borrowings from related parties.

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

Changes in Internal Controls

Although the Company has effected a change in control, the Company remains, as it was previously, a development stage company under the direct control of its officers. There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the nine months period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HEYU LEISURE HOLIDAYS CORPORATION

By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ban Siong Ang
Chief Executive Officer (Principal Executive Officer)

Dated:	November 14, 2017

